Form 10-K
period 2021-12-31
Hillstream BioPharma Inc.
filed 2022-04-01
CIK 1861657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-41210

HILLSTREAM BIOPHARMA, INC.

(Exact name of registrant as specified in charter)

Delaware	84-2642541
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

1200 Route 22 East, Suite 2000, Bridgewater, NJ	08807
(Address of principal executive offices)	(Zip code)

(908) 955-3140

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	HILS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant completed the initial offering of its common stock on January 14, 2022. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

Number of common shares outstanding as of March 21, 2022 was 11,364,444.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operation;

●	the success, cost and timing of our clinical trials;

●	our dependence on third parties in the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our product candidates;

●	the ultimate impact of the current COVID-19 pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	the potential that results of pre-clinical and clinical trials indicate our current product candidates or any future product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing therapies and products that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product candidates;

●	market acceptance of our product candidates, the size and growth of the potential markets for our current product candidates and any future product candidates we may seek to develop, and our ability to serve those markets; and

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

This Annual Report on Form 10-K may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to Our Financial Position and Need for Additional Capital

●	We have a limited operating history, and we have not initiated, conducted or completed any clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

●	We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.

●	We will require substantial additional capital to finance our operations in the future. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to curtail, delay or discontinue one or more of development programs or future commercialization efforts.

Risks Related to the Discovery and Development of Our Product Candidates

●	We are substantially dependent on the success of our product candidates. If we are unable to complete development of, obtain approval for and commercialize our product candidates in a timely manner, our business may be harmed.

●	Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

●	The outcome of pre-clinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the U.S. Food and Drug Administration or other comparable foreign regulatory authorities.

●	If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.

●	We may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our candidates prove to be ineffective, unsafe or commercially unviable, our entire technology platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

●	Adverse side effects or other safety risks associated with our drug candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

●	Our products may never achieve market acceptance.

●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted.

●	Our business may be adversely affected by the ongoing coronavirus pandemic.

Risks Related to Our Reliance on Third Parties

●	We rely on third parties to manufacture our product candidates and conduct our pre-clinical studies and clinical trials. If these third parties do not successfully perform their contractual and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.

●	We currently depend on a sole source supplier and manufacturer for the active ingredient in HSB-1216, and the inability to obtain the active ingredient in HSB-1216 as required could harm our business.

Risks Related to Commercialization of Our Drug Candidates

●	Even if we are successful in completing all pre-clinical studies and clinical trials, we may not be successful in commercializing one or more of our drug candidates.

●	The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for our drug candidates on a timely basis, or at all.

Risks Related to Our Intellectual Property

●	Our inability to protect our intellectual property and proprietary rights may have a material adverse effect on our business.

Risks Related to Managing Our Business and Operations

●	We may encounter difficulties in managing our growth, which could adversely affect our operations.

●	Our employees, independent contractors, consultants, commercial partners, collaborators and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

Risks Related to Our Common Stock

●	We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

●	Substantial amounts of our outstanding shares may be sold into the market when lock-up or market standoff periods end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

●	We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

PART I

Throughout this Annual Report on Form 10-K, references to “we,” “our,” “us,” the “Company,” “Hillstream,” or “Hillstream BioPharma” refer to Hillstream BioPharma, Inc., individually, or as the context requires, collectively with its subsidiaries.

ITEM 1. BUSINESS

Overview

Hillstream BioPharma is a pre-clinical biotechnology company developing novel therapeutic candidates targeting ferroptosis, an emerging new anti-cancer mechanism resulting in iron mediated cell death (“IMCD”) for treatment resistant cancers. The most advanced product candidate which we own is HSB-1216, an IMCD inducer, targeting a variety of solid tumors. In a clinical pilot study conducted in Germany by the University of Heidelberg, the active drug in HSB-1216 was found to reduce tumor burden in treatment resistant cancers, including triple negative breast cancer (“TNBC”) and epithelial carcinomas. Our goal is to submit an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) in 2023 and start a clinical study with HSB-1216 in 2023; however, no assurance can be provided that our IND will be accepted by the FDA in 2023, if at all. If our IND is accepted by the FDA, our HSB-1216 clinical study will focus on expanding upon the clinical pilot study conducted in Germany. If we are able to start our clinical study with HSB-1216 in 2023, we anticipate that initial clinical data from such trial will be released either the end of 2023 or early 2024. We use Quatramer™, our proprietary tumor targeting platform, to enhance the uptake of HSB-1216 in the tumor microenvironment (“TME”) with an extended duration of action and minimal off-target toxicity. In addition, TridentAI, our artificial intelligence precision medicine platform, is used to identify biomarkers in our clinical programs to target specific patient segments.

The discovery of regulated cell death processes, such as apoptosis and autophagy, has enabled novel target discovery for drug development. Ferroptosis, a form of IMCD, is an emerging regulated cell death process which decreases intracellular iron or the Labile Iron Pool (“LIP”). Cancer cells increase the LIP leading to unregulated cell growth and metabolism. Decreasing the LIP, induces iron-led ROS production and lipid peroxidation, two key hallmarks of ferroptosis/IMCD. HSB-1216 binds iron in the cytoplasm of cancer cells and decreases the LIP, thereby inducing ferroptosis/IMCD, leading to regulated cell death. Areas of interest for the development of HSB-1216 are as a treatment of solid tumors, including TNBC, uveal melanoma, glioblastoma multiforme, head and neck squamous cell carcinoma and other treatment resistant cancers with high unmet need.

Quatramer is a tumor targeting platform which allows us to leverage and exploit key tumor targets and novel emerging pathways such as IMCD to facilitate the delivery of potent drugs directly to the TME, while sparing healthy tissue. By efficiently extending the circulation half-life, as well as targeting delivery to the tumor site, Quatramer traps drugs into the TME. This emerging orthogonal anti-cancer approach utilizes a fundamental recognized mechanism of iron mediated tumor growth and metabolism. We are building a portfolio of long-acting, potent anti-cancer drug candidates using our Quatramer platform.

TridentAI uses an artificial intelligence precision medicine platform to identify novel biomarkers. TridentAI integrates diverse public datasets, including The Cancer Genome Atlas (“TCGA”) to identify novel gene signatures to stratify patients prospectively in clinical trials. Quatramer tumor targeting also allows us to segment patients by exploiting TridentAI’s findings by (i) synthetic lethal sensitivities with novel combinations, (ii) pursue undruggable targets such as c-myc and (iii) target tumors with a high degree of cell plasticity indicative of recurrent/drug resistant phenotype.

Our Product Candidates and Research Programs

We are leveraging our proprietary technologies and developing multiple product candidates with differentiated profiles designed to address rare and treatment resistant cancers, as shown below.

Figure 1: Pipeline Chart

We intend to submit an IND with the FDA for HSB-1216 in 2023, for HSB-888 in 2024, for HSB-510 in 2024 and for HSB-114 in 2025; however, no assurance can be provided that our INDs will be accepted by the FDA based on our anticipated timeline, if at all.

Our Lead Candidates

HSB-1216

HSB-1216, our most advanced product candidate which we intend to develop in the clinic in 2022 for multiple high unmet need solid tumors, is an IMCD inducer delivered using our proprietary carrier, Quatramer. We intend to submit an IND application to the FDA and obtain clinical data to support our strategy in 2023; however, no assurance can be provided that our IND will be accepted by the FDA in 2023, if at all. HSB-1216 exploits a key feature of certain tumors that rely on an excessive LIP within the cell to modify the dysregulated iron microenvironment of cancer. We have received orphan drug designation (“ODD”) in small cell lung cancer (“SCLC”) and uveal melanoma for HSB-1216’s active drug. In a clinical pilot study conducted in Germany by the University of Heidelberg, HSB-1216’s active drug was studied in 7 patients with positive results in heavily pre-treated and therapy resistant cancers. By design, HSB-1216 circulates systemically after an intravenous injection and concentrates in the TME of solid tumor masses. The localization of HSB-1216 has been demonstrated in multiple in vivo models with pharmacodynamic signals showing significant decreases in tumor size after multiple weekly injections.

Figure 2: HSB-1216 - IMCD Mechanism of Action: Shifting the Intracellular Redox Balance

As a tumor concentrating therapeutic, HSB-1216 has the potential to be used in cancer patients who have failed standard-of-care therapies for treatment resistant tumors without any approved therapies. We intend to submit an IND to the FDA for approval in 2023 and, if such IND is timely submitted and approved, we anticipate initial data either the end of 2023 or early 2024; however, no assurance can be provided that our IND will be accepted by the FDA in 2023, if at all.

HSB-888

Chemotherapy, an important part of antitumor treatment, exerts anticancer effects by killing cancer cells, and anthracycline-based regimens have been and continue to be the mainstay of treatment for a vast majority of tumors. The clinical applications of anthracycline regimens, above certain dose ranges have limited use due to adverse events, including cumulative lifetime doses resulting in cardiotoxicity. The nonspecific accumulation of anthracyclines, such as doxorubicin and similar agents in non-target tissues such as cardiac cells, continues to be a problem.

Our second product candidate, HSB-888, is a dual-loaded IMCD inducer coupled with our ultra-low dose next generation anthracycline analogue for solid tumors. HSB-888 is in IND-enabling studies, and we intend to develop such product candidate in the clinic in 2024 for multiple sarcomas after we submit an IND to the FDA for HSB-888 in 2024; however, no assurance can be provided that our IND will be accepted by the FDA in 2024, if at all. The components of HSB-888 are two anticancer drugs with complementary mechanisms of actions. The FDA has granted one of the drug components of HSB-888 a Rare Pediatric Disease Designation and ODD for pediatric osteosarcoma. The other drug component in HSB-888 is our next generation anthracycline analogue approved and marketed in China and Japan which has potent antitumor activity and is indicated for multiple tumor types, with an improved therapeutic index compared to doxorubicin. We believe targeting the agent in our proprietary dual-loaded Quatramer with our novel IMCD inducer may confer key benefits for multiple reasons, including a synergistic ultra-low-dose approach as well as leveraging a key differentiating mechanism of iron-mediation to kill the tumor and reduce off target toxicities simultaneously.

Figure 3: HSB-888 – Structure & Mechanism

HSB-888 has the potential to be used in solid tumors whereby a potent anthracycline may be effective but prohibitive in current available forms due to their off-target effects. We intend to include data from our own pre-clinical studies as well as the human data available from Japanese and Chinese studies in our IND which we intend to submit in 2024 and, if such IND is timely submitted and approved, we anticipate top-line clinical data in 2024; however, no assurance can be provided that our IND will be accepted by the FDA in 2024, if at all.

Our Other Candidates

HSB-510

We own HSB-510, which is a novel highly targeted bifunctional inhibitory compound in Quatramer with single digit nanomolar IC50 against PI3K-delta and HDAC6, which is also known to downregulate c-myc, a highly pursued and yet undruggable cancer drug target. The Quatramer platform achieves optimal tumor targeting and bioavailability of the highly potent targeted small molecule. Through an ongoing Cooperative Research and Development Agreement with the National Center for Advancing Translational Sciences (“NCATS”), part of the National Institutes of Health (“NIH”), we analyzed novel dual Class I phosphoinositide 3-kinases (“PI3K”)/histone deacetylases (“HDAC”) inhibitors and a lead compound which showed good antiproliferative activity against multiple oncology cell lines. This compound obtained ideal pharmacokinetic properties in our proprietary Quatramer, while maintaining specific HDAC6-PI3K-delta specificity. We intend to continue our collaborative effort with NCATS through our collaboration. In addition, we intend to submit an IND to the FDA for HSB-510 in 2024; however, no assurance can be provided that our IND will be accepted by the FDA in 2024, if at all.

Figure 4: HSB-510 - Structure

HSB-114

We own HSB-114, which is a novel immunotherapeutic agent that uses our proprietary Quatramer platform to deliver the human tumor necrosis factor-alpha (“TNF-alpha” or “TNF-α”) gene into cancer cells. Finding ways to selectively increase intratumoral TNF-alpha levels in tumors while managing the toxicity associated with such approaches remains a major unmet need. We believe we have developed a novel approach to include a peptide-DNA complex, which preferentially releases genetic material and localizes into the nucleus of the delivered cancer cell and has been demonstrated to be highly effective in achieving a desired tumor response in our pre-clinical oncology models using TNF-alpha. We believe this intratumoral expression of secreted cytokines, such as TNF-alpha, represents a novel approach for inducing anti-tumor activity and potentially reprogramming the tumor immune microenvironment, and we intend to develop this technology further to strengthen our pipeline. We intend to submit an IND to the FDA for HSB-114 in 2025; however, no assurance can be provided that our IND will be accepted by the FDA in 2025, if at all.

Figure 5: HSB-114 - Structure

Research Programs

Our technology platform enables us to generate a pipeline of early-stage product candidates spanning multiple targets in oncology utilizing diverse payloads to treat rare and treatment resistant tumors. While the payloads in our most advanced product candidates, HSB-1216 and HSB-888, are novel, and have pilot and extensive human data in multiple solid tumors, any solid tumor or non-oncologic disease requiring delivery of a peptide, protein or biologic is conceivably a candidate for our technology. Our early-stage product candidates are focused on rare and treatment resistant diseases; however, we believe our technology could potentially deliver meaningful benefit across a wide range of oncologic and viral diseases. We have tested several peptides, nucleic acids, proteins, small molecules and antibody constructs against multiple targets.

Our Platform Technologies

Quatramer Technology

A key aspect of oncology treatment is that effective anticancer agents do not penetrate the tumor bed in order to kill cancer cells due to the limitation of the microenvironment of the tumor. The TME is protected by stromal tissue comprised of multiple layers of collagen, proteoglycans, hyaluronans and laminin layers shielding the tumor from the deployment of traditional treatments, including chemotherapy (novel small molecule and immunotherapies). Parts of the tumor create an environment to survive despite reduced nutrient sources whereby hypoxic regions of the tumor continue to thrive by incorporating a shift in metabolism, including iron dysregulation. Any drug that reaches the tumor is effluxed out of the cell by transporter pumps upregulated by the cancer cells rendering any such drug that reaches the tumor ineffective. The TME continues to thrive by the inability of immune cells normally designed to infiltrate and kill the tumor made ineffective by a reduction in their ability to activate their killing effect of the cancer.

Figure 6: Tumor Vasculature

Our proprietary Quatramer technology overcomes the limitations that have hampered development of nanoscale and liposome derived products as cancer therapeutics. Limitations include, but are not limited to, drug efflux, toxicity, eluding phagocytosis, physiological barrier penetrance and immune responses. Our Quatramer technology incorporates a therapeutic payload and is designed to be tunable while having a prolonged circulation within the blood, allowing a targeting of diseased tissue or cells, while providing a controlled and timely release of the therapeutic payload.

Characteristics of our Quatramer technology include:

●	Prolonged circulation: the stealth nature of Quatramer allows for a prolonged circulation time resulting in accumulation at the site of disease prior to being cleared.

●	Targeted: the size, shape and surface of Quatramer allows it to escape via gaps in the blood vessels in the TME allowing for release of the payload directly into cancerous cells.

●	Blocks drug efflux: Quatramer composition offers reversal of p-glycoprotein mediated drug resistance in cells via generation of poloxamers (breakdown products comprised of small co-polymers).

●	Tunability: Quatramer physicochemical characterization allows for optimizing size, shape and surface chemistry based on payload characteristics to render enhanced permeation and retention into the TME.

●	Ease of manufacturing: large scale production efficiency and analysis for uniform chemistry, manufacturing and control capability at lower costs.

●	Established regulatory path: chemical compositions listed in the FDA Inactive Ingredients Database with known profile.

●	Payload versatility and flexibility: combined with the tunability of Quatramer, the technology allows for a variety of delivery payloads including peptides, small molecules, nucleic acids and antibodies with the added flexibility of dual-loaded payload therapeutics.

●	Biodegradable: Quatramers ultimately breakdown into known metabolites such as lactic acid and ethanol.

Trident Artificial Intelligence

TridentAI uses an artificial intelligence precision medicine platform to identify novel biomarkers. TridentAI integrates diverse public datasets, including TCGA to identify novel gene signatures to stratify patients prospectively in clinical trials. Quatramer tumor targeting also allows us to segment patients by exploiting TridentAI’s findings by (i) synthetic lethal sensitivities with novel combinations, (ii) pursue undruggable targets such as c-myc and (iii) target tumors with a high degree of cell plasticity indicative of recurrent/drug resistant phenotype.

Our TridentAI platform:

●	Has the ability to create a Ferroptomics Atlas which integrates diverse multi-omics datasets including not only genomics, epigenetics and transcriptomics but also emerging proteomics data which enable identification of dynamical re-wiring of intra-tumoral signaling circuitry designed to target IMCD;

●	Has the ability to identify biomarkers that potentially differentiate between progression of cancer plasticity and correlate it to degree of sensitivity to a synthetically lethal target that is induced with standard-of-care treatment and development of resistance; and

●	Is designed to classify and select patients that are most likely to respond to treatment.

Figure 7: TridentAI is designed to establish clinical development

Our Key Programs: HSB-1216 and HSB-888

We have leveraged our proprietary technologies and are developing multiple product candidates with differentiated profiles designed to address rare and treatment resistant cancers. Our HSB-1216 product candidate is an IMCD inducer delivered by our proprietary Quatramer platform. We intend to submit an IND to the FDA for approval in 2023 and, if such IND is timely submitted and approved, we anticipate initial data either at the end of 2023 or early 2024; however, no assurance can be provided that our IND will be accepted by the FDA in 2023, if at all. Our HSB-888 product candidate is a dual-loaded IMCD inducer that is coupled with our ultra-low dose next generation anthracycline analogue for solid tumors. We intend to include data from our own pre-clinical studies as well as the human data available from Japanese and Chinese studies to submit an IND to the FDA in 2024 and, if such IND is timely submitted and approved, we anticipate top-line clinical data in 2024; however, no assurance can be provided that our IND will be accepted by the FDA in 2024, if at all.

HSB-1216: Our Novel Iron-Medicated Cell Death Inducer

Iron, an important factor of many organisms, satisfies an assortment of vital living processes including DNA replication, protein synthesis and cellular respiration, essential for normal growth and propagation. However, iron also produces reactive oxygen species (“ROS”) via a chemical process in which there is a catalytic decomposition of hydrogen peroxide by ferrous ions, known as the Fenton reaction. This process may cause damage to the membrane lipid and DNA caused by ROS, known as lysosomal membrane permeabilization (“LMP”) rupturing and killing the cell by spilling its contents into the surrounding microenvironment and causing degradation in the surrounding extracellular milieu. Emerging evidence suggests iron may have a twofold role on cells, both stimulating cell growth and causing cell death, particularly a new form named ferroptosis, first described by the accumulation of iron-dependent lipid peroxides.

Figure 8: Role of Iron

Research that has been published by us with respect to the active drug of HSB-1216 targeting chemotherapy resistant tumors suggests that it sequesters iron in the lysosomes of resistant tumor cells causing LMP of hard-to-treat cancer cells known as persister cells causing them to rupture and stop replicating. We believe an area of high interest for the development of HSB-1216 could be SCLC or TNBC or other rare cancers with high unmet need.

Figure 9: HSB-1216 Mechanism of Action

One of the standard limitations to achieving successful cancer therapies is the manifestation of multidrug resistance (“MDR”) which is a cross-resistance to many commonly used drugs after repeat dosing. Extensive evidence to this point has shown that the mechanisms related to tumor MDR are complex and there is an urgent need to decipher the nuances of this phenomenon and discover new agents capable of evading resistance which can be applied to a clinical strategy in cancer. MDR can be developed by various ATP-binding cassette (“ABC”) transporters, including the well characterized ABCB1, also known as p-glycoprotein, which has been shown to be an important protein of the cell membrane and can transport a variety of molecules across extra- and intra-cellular membranes. The protein is an adenosine triphosphate (“ATP”) dependent drug efflux pump that transports foreign substances out of the cell including drugs and xenobiotics with broad substrate specificity. HSB-1216’s active drug has been shown to block this ABC transporter in numerous studies as evidenced by drug efflux assays in MDR cell lines overexpressing these proteins by inducing a conformational change on the transporter protein itself rendering it ineffective. Furthermore, the byproduct of the Quatramer bio-degradable process results in formation of poloxamers which blocks the p-glycoprotein transporter system. This evidence may also allow other traditional chemotherapies, such as paclitaxel which is highly effected by these transporters, to stay in the cell and elicit anti-tumor effects in combination with HSB-1216.

HSB-1216 in Oncology Indications

Our drug candidate, HSB-1216, has novel characteristics which may benefit patients with hard-to-treat recurrent tumors, such as TNBC in a number of ways. HSB-1216’s active drug, traditionally used as an anti-coccidial drug in livestock and poultry, has been shown to possess anti-cancer effects in a chemical screen on the basis that it has more than 100-fold potency compared to paclitaxel, a commonly used FDA-approved anti-cancer drug. The active compound is a monocarboxylic polyether compound first isolated from Streptomyces albus strain (Strain No. 80614) shown to eliminate self-renewing cancer cells which may remain dormant or undetectable in the presence of traditional chemotherapeutics, such as paclitaxel or other agents commonly used as first-line agents in a variety of tumors. Salinomycin alone could not be advanced further after its discovery as an anti-cancer agent for a variety reasons, including a short half-life along with a relatively narrow therapeutic index and potential toxicities. Subsequently, other groups have shown cytotoxicity of the compound on human neuronal cells showing it had an increase on cytosolic Na+ concentrations consequently resulting in elevated cytosolic Ca2+. In addition, overdose or accidental ingestion of similar compounds has shown undesirable effects in cats, dogs, pigs, horses, as well as humans. These results and other data from third parties suggest it may be prudent to develop tissue-specific strategies to deliver the drug and prevent neuro-specific adverse events and capitalize on the specific mechanisms of HSB-1216’s active drug.

Recent data from third parties suggest that the specific mechanisms of HSB-1216’s active drug are three-fold which include a novel selective iron-induced cell death known as ferroptosis, an ability to reverse a phenomenon known as epithelial-mesenchymal transition (“EMT”), as well as an ability to evade the ABC transporters, of which the latter two are linked to multidrug resistance to commonly used cancer chemotherapies.

Clinical Data with HSB-1216’s Active Drug

For several reasons, HSB-1216’s active drug was not established as a human drug due to several reports published by third parties in the past decades which reveal considerable toxicity in mammals such as horses, pigs, cats and alpacas after accidental oral ingestion or inhalation. It has been relegated to use in livestock as a coccidiostat and growth promoter. The European Food Safety Authority has declared an acceptable daily intake of 5 µg/kg. Based on these findings, the compound was therapeutically used in a “first-in-man” clinical pilot study conducted in Germany by the University of Heidelberg with a cohort of 7 patients with metastatic breast, ovarian and head and neck cancers in which tumor and metastatic regression were observed clinically in 4 patients with metastatic breast cancer, 1 patient with metastatic ovarian cancer, and 2 patients with squamous cell carcinoma (1 of the head and neck and the other of the vulva). Administration of 200– 250 μg·kg−1 of active drug intravenously every second day for three weeks in these patients resulted in partial regression of tumor metastasis. Intravenous active drug therapy resulted in tachycardia and mild tremor for 30–60 minutes after administration but lacked side effects observed with conventional chemotherapeutic drugs, such as myelodepression, neutropenia, alopecia, nausea and vomiting, or gastrointestinal, thromboembolic, and neurological side effects. Only 2 of the 7 cases are described in the publication relating to this trial, both of which are detailed below showing that these promising results inducing cancer regression of heavily pretreated and therapy-resistant tumor types may define HSB-1216’s active drug to have novel effects as a clinically significant anticancer agent.

Thirty months prior to treatment with the HSB-1216’s active drug, a 40-year-old female patient was diagnosed with unilateral ductal breast carcinoma (post-mastectomy and axillary lymph node dissection) and subsequently experienced a recurrence of the subcutaneous multifocal thoracic tumor that was ER, PR, and HER2 negative (i.e., “triple negative”) with vertebral bone metastasis. After all therapeutic options were exhausted, experimental treatment with HSB-1216’s active drug was recommended. The patient received 12 systemic administrations of intravenous (“IV”) treatment at a dose of 200 µg·kg-1 given every other day. After 12 cycles, there was a marked regression of the subcutaneous thoracic metastases (Figure 10). A biopsy of the metastatic tissue, as investigated by molecular histopathology, demonstrated that approximately 85% of the cells had undergone apoptosis. Additionally, serum levels of the tumor marker Ca 15-3 decreased from 14.3 U/mL before therapy to 7.2 U/mL after therapy. Similarly, serum levels of Carcinoembryonic antigen, another tumor marker, declined from 50.8 ng/mL to 15.5 ng/mL posttreatment. These results demonstrate that the drug was not only able to kill hard-to-treat cancers, but also more differentiated tumor cells and more importantly, highly indolent tumor cells displaying efficient mechanisms of resistance to cytotoxic drugs, radiation, and induction of apoptosis.

Figure 10: Clinical Pilot Study

In a second case study, 18 months prior to treatment with HSB-1216’s active drug, an 82-year-old female patient was diagnosed with advanced and metastatic (pelvic lymphatic metastasis) squamous cell carcinoma of the vulva (after radical vulvectomy and bilateral lymph node dissection). Given a poor therapeutic response to existing treatments at the time and exhaustion of therapeutic options, experimental treatment of HSB-1216’s active drug in combination with erlotinib was recommended for this patient. The patient received 14 IV administrations of the drug at a dose of 200 µg·kg-1 given every other day plus erlotinib 150 mg daily for 30 days. Significant tumor regression was observed 30 days after combination therapy, based on clinical inspection of the tumor, as well as decreased serum level of squamous cell carcinoma (“SCC”) antigen from 11.3 ng/mL before combination therapy to 0.13 ng/mL after therapy. Three months post-treatment, SCC levels increased to 3.2 ng/mL, and clinical inspection demonstrated significant tumor progression.

After experiencing numerous marked adverse effects with erlotinib (including fatigue, anorexia, nausea, and inappetence), the patient refused further treatment with erlotinib and was retreated with HSB-1216’s active drug as monotherapy. The patient received 12 IV administrations at a dose of 200 µg·kg-1 given every other day, which resulted in no progression and stable disease for 2 weeks, 4 weeks, and 4 months post-treatment, based on clinical inspection of the local tumor and no marked changes in SCC.

Figure 11: 2012 – Human Serum Levels of the Tumor Marker Squamous Cell Carcinoma in vitro

These results demonstrate that the drug is able to induce partial clinical regression of heavily pretreated and therapy-resistant cancers, particularly in combination with novel tumor-targeted drugs.

HSB-1216 Pre-Clinical Data

HSB-1216’s active drug has been shown to target elusive cancer cells in different types of human cancers, including gastric cancer, lung adenocarcinoma, osteosarcoma, colorectal cancer, squamous cell carcinoma, and prostate, suggesting that the drug may be effective against side populations of many types of human cancers. The drug is able to enhance the cytotoxic effects of conventional chemotherapeutics and novel tumor-targeted drugs in regular cancer cells, potentially playing a central role for HSB-1216-based combination therapies in the future treatment of cancer.

Figure 12: HSB-1216 Inhibits Tumor Growth in SCLC Mouse Model

According to the National Cancer Institute’s Surveillance, Epidemiology and End Results, there are anticipated to be more than 230,000 new cases of lung cancer in the United States in 2021, and according to the American Cancer Society, SCLC comprises approximately 10-15% of all lung cancers. Although SCLC is responsive to chemotherapy, recurrence occurs rapidly, with less than 7% of patients surviving over five years. SCLC has shown to be responsive to immunotherapy with approximately one-third of patients responding to PD-1/PD-L1 therapy and achieving a median overall survival of approximately eight months. The need to rapidly advance therapeutics is an urgent, unmet medical need in these recurrent cases. In one pre-clinical mouse model of SCLC conducted by a third party in Asia, both HSB-1216’s active drug as well as HSB-1216 showed no antitumor activity in vivo, believed to be due to lab dilution errors of the test articles. The same articles showed marked antitumor activity in a tumor sphere model owing to the potent effects of both compounds. Our previous studies with HSB-1216 has shown a profound inhibition of tumor growth as a once-weekly injectable product in a nude mouse xenograft models utilizing an N-H69 SCLC cell line, with three 5 mg/kg doses administered over three weeks when compared to placebo.

Figure 13: HSB-1216 is 2x-4x more potent against chemo-resistant SCLC cell in vitro

HSB-1216 is two to four times more potent in chemoresistant SCLC. Using chemoresistant cell lines for SCLC (NCI-H69AR), our approach demonstrates an increased potency of our compound using our Quatramer formulation when compared to standard-of-care therapies for these resistant tumor types.

HSB-1216 Clinical Plan in Solid Tumors

We intend to submit an IND for our HSB-1216 product candidate for solid tumors to the FDA in 2023, and, if approved, we plan to conduct a Phase 1 clinical trial to obtain human pharmacokinetic data and dose optimization data on our formulation thereafter; however, no assurance can be provided that our IND will be accepted by the FDA in 2023, if at all. Based on the data obtained from pre-clinical studies, we believe a Phase 1 basket trial can be conducted in the US with HSB-1216 where there are limited therapies. Even with the advent of immune checkpoint inhibitors (“ICIs”), there remains a large patient population which either does not benefit from allowing HSB-1216 to potentially prolong survival in ICI failures as well as recurrent disease patients.

HSB-888: Our Dual-Loaded IMCD inducer and Ultra-Low Dose Next Generation Anthracycline

Our HSB-888 product candidate has a component selected in pre-clinical screens for its similar cytotoxic activity to doxorubicin accompanied by its reduced cardiac toxicity. The component drug has been in use in Japan for more than two decades, and our clinical studies support its claim of similar efficacy to doxorubicin but with reduced toxicity. We intend to obtain approval of this product in the United States as a drug that can be used in the treatment protocol of recurrent osteosarcoma. HSB-888 combination could be a more tolerable therapy which may improve response rates, overall survival, and quality of life. We intend to submit an IND to the FDA in 2024 and, if approved, we plan to initiate a clinical trial in recurrent pediatric osteosarcoma.

The active drugs of HSB-888 have been used clinically to treat tumors such as osteosarcoma, breast cancer, lymphoma and acute myeloid leukemia (“AML”) in countries outside the US such as Germany, Japan, China and India. One component compound has shown lower cardiotoxicity and greater antitumor effect than other anthracycline agents, commonly used in these tumors, due to the fact that it is taken up by tumor cells to a higher degree than other drugs in its class. This rapid uptake into tumor cells causes targeted incorporation into the cell’s DNA and causes cell cycle arrest.

Furthermore, in multidrug-resistant cells, we believe HSB-888 can disrupt cell cycle kinetics. Currently, the most important impediment to improving outcomes of patients with osteosarcoma is the clinical resistance to the primary chemotherapy, MAP, which is widely used. One of HSB-888’s active drugs has been shown to be taken up by tumor cells approximately 170 times faster than doxorubicin and distributes its DNA into tumor nucleus and intercalates. In MDR osteosarcoma cell lines (MG63/DOX), the drug was shown to have a marked cell inhibitory effect in both resistant and sensitive cells.

In a retrospective Chinese study of relapsed and refractory osteosarcoma conducted by a third party, 3 of 23 evaluable patients who received only one of the active drugs of HSB-888 with cisplatin, had partial responses, with 1 patient after 7 cycles achieving disease free progression for more than 29 months. In another Chinese study, the 5-year disease-free survival (“DFS”) rate of the patients treated with the drug was 70.2%, significantly higher than that of the DOX-based regimen-treated group (53.1%). The drug decreased the lung metastatic rate significantly compared with the DOX-based regimen (19.1% vs. 36.7%, p=0.045), as well as the relapse rate (31.9% vs. 49.0%, p=0.067). The compound also showed lower rates of alopecia (63.8% vs. 85.7%, P=0.012), nausea and vomiting (51.1% vs. 79.6%, p=0.003), and mucositis (48.9% vs. 75.6%, p=0.003). It also resulted in lower cardiac toxicity and demonstrated that it is better than the DOX-based regimen in terms of the 5-year DFS rate, pulmonary metastasis rate, relapse rate and side effects. These data suggest that an updated regimen utilizing HSB-888 delivering two active drugs in refractory cases in a setting that would use high-dose methotrexate along with a platinum-drug may be warranted, and we intend to study these patients in a clinical trial, due to the high unmet need in this population.

HSB-888 Low Dose Strategy

Chemotherapies like anthracyclines, including doxorubicin and others in its class, have been used for decades as mainstay therapy in combination with other drugs for multiple tumor types, including osteosarcoma as first-line therapy. The most important issue is that although the regimen may benefit patients in this setting, there is a dose-limiting cumulative effect on the patient with these cytotoxic approaches whereby, after a maximum accumulation of dose over multiple cycles, the class of drug can longer be used in the recurrent setting for patients.

The components of our HSB-888 product candidate are two anticancer drugs with distinct and complementary mechanisms of actions (ferroptosis and DNA intercalation) which together constitute an active combination for treating osteosarcoma. We investigated whether the efficacy of this combination could be improved by controlling drug ratios following in vitro and vivo administration. The combinations were evaluated systematically for drug ratio-dependent synergy in vitro using multiple tumor cell lines. In vitro screening informatics on drug ratio-dependent cytotoxicity identified a consistently antagonistic region between active drugs at various molar ratios, which also showed multiple synergistic ratios, dependent on the chemical characteristics of either DNA intercalating active drugs combined with a ferroptosis inducer. Co-formulations of these two agents were developed that maintained a fixed drug ratio for stability and release profiling over broad timelines. Drug ratio-dependent antitumor activity was demonstrated in vitro and in vivo for these ratios and improved antitumor activity was observed for the Quatramer 1:3 molar ratio of DNA intercalator:ferroptosis inducer (designated HSB-888) compared to drug cocktails in models tested. HS-888, is a fixed-ratio formulation of DNA intercalator and ferroptosis inducer, and a near-clinical candidate for development.

Furthermore, our proprietary molar ratio as seen by its in vitro and in vivo efficacy profile enables a low dose to be administered that is presumably 5-fold to 10-fold less than the traditional DNA intercalator therapy that is currently utilized in multiple high unmet need tumor types. This low dose strategy may allow clinicians to treat a variety of tumor types requiring cytotoxic chemotherapy without the burden of dose-limiting toxicities for traditional chemotherapy.

HSB-888 Synergy and Combination Index

Extensive research suggests cancer drug combination may act in synergy, additively or antagonistic based on drug ratios of the separate compounds combined. While this relationship can be evaluated readily in vitro where drug ratios can be controlled, the translation of such information in vivo is complex due to the fact that individual drugs administered separately may be distributed, metabolized and eliminated differently. This prevents control of the drug ratio following administration and may result in exposure of cancer cells to antagonistic drug ratios with a corresponding loss of therapeutic activity.

Our approach with a combination of two drugs in HSB-888 as a dual drug-loaded formulation with our Quatramer strategy circumvents multiple hurdles when compared with administering compounds separately. A distinguishing feature of our technology is our proprietary Quatramer delivery platform which maintains drug combinations at the desired ratio after in-vivo administration. Drug combinations used to treat cancer are often encompassed with drugs which are highly varied in chemical and physical composition as well as properties. Subsequently, formulating such drug combinations with unrelated features into a single pharmaceutical approach that discharges both agents at the same or pre-determined different rates in the body as well as in the tumor tissue of choice presents a significant technical challenge. We have developed the Quatramer platform to provide versatility in controlling drug loading to specified drug loading and release rates with the precise retention properties for therapeutic agents from drug classes important for unmet need pharmaceutical development to benefit cancer patients.

We have specifically identified cell-based screens and identified synergistic drug combinations of HSB-1216 and HSB-888 which have markedly different chemical attributes. With respect to our combination approach, we have controlled the ratio of the compounds in the delivery when prepared, maintained the ratio of the compounds within the carrier system while circulating in the blood and have ensured the release at the proper synergistic ratios when delivered to the tumor. This approach allows for the combination product HSB-888 to have different physicochemical properties of the original drugs and allows for the co-formulation and coordinated release of both drugs with widely different properties from the same particle.

Figure 14: HSB-888 is 5 times more potent in synergy with HSB - 1216 in vitro

HSB-888 Combination Drug Clinical Development Plan

We intend to submit an IND to the FDA for HSB-888 in 2024 and, if approved, thereafter progress our program into a Phase 1 study to identify the dose of our formulation that would optimize the pharmacokinetic profile of the drug in line with the known cellular and human kinetic profiles in Japanese and Chinese studies; however, no assurance can be provided that our IND will be accepted by the FDA in 2024, if at all. We intend to work with the FDA to further progress a Phase 2 trial in a refractory sarcoma setting in patients who would benefit due to the cumulative doses of anthracycline regimens these patients have already received. We intend to develop our combination strategy that incorporates our Quatramer platform using HSB-888, a dual drug-loaded formulation that may be synergistic in mechanism to explore improved outcomes in these patients.

Recurrent Sarcoma Market Potential

Sarcomas in a broad sense are tumors which are mesenchymal in nature capable of forming in connective tissue, blood, lymphatic and vessels, believed to also effect bone and soft tissue. They are rare and account for 1% of cancers, yet encompass about 13% of cases under the age of 20. Most common in bone are osteosarcoma and Ewing’s sarcoma, while those arising from soft tissue are commonly rhabdomyosarcomas. Other sarcomas, such as desmoplastic small round cell and synovial sarcoma are more common into adolescence and young adulthood. All of these tumors are treated with combination strategies including surgery, radiotherapy and traditional chemotherapy of various kinds with 5-year survival rates of 60-70% depending on histology and metastatic disease at diagnosis. Metastatic disease has a poor prognosis at about 20-30% 5-year survival, while recurrent disease is even worse at less than 20%. Recurrent osteosarcoma, either initially non-respondent to treatment or returning after an initial response, occurs in about 30-50% of patients with local disease and upwards of 80% in metastatic disease. The most frequent site of metastasis as well as recurrence is the lungs, and often times these patients undergo surgical resection of the tumor prior to continuing on therapy. Research has suggested that patients can benefit from multiple surgeries, but this does not obviate the need for systemic treatments to mitigate or eradicate the disease in recurrent cases, a significant high unmet need. Other than palliative approaches using bone-seeking radiopharmaceuticals, limited agents have been approved for this high unmet need tumor, predominantly in children and young adults. Vascular endothelial growth factor inhibitors as well as mechanistic target of rapamycin inhibitors and immunotherapy have been studied but none have been conclusive in elucidating a regimen that could be FDA-approved for this disease. Ewing’s sarcoma, the second most common bone sarcoma when it recurs, has a dismal prognosis with a 5-year overall survival less than 10%. Frontline therapy consists of vincristine, doxorubicin, cyclophosphamide, ifosfamide and etoposide in alternating cycles of interval compressed treatment. While chemotherapy regimens are used in frontline treatment, there remains no standard backbone therapy for recurrent or refractory cases. Rhabdomyosarcoma, the most common soft tissue tumor in young adults, has been historically treated with vincristine, actinomycin D, and cyclophosphamide as standard-of-care for the last 50 years. Desmoplastic round cell tumors as well synovial sarcomas are much more aggressive sarcomas and have had no new interventions in recurrent and refractory disease. All of these sarcomas, effecting younger patients, share the commonality of very poor prognoses when the cancer recurs or becomes refractory to standard-of-care treatment protocols, creating a vital urgency for novel treatments in these tumor types.

HSB-510: Our Novel Bifunction HDAC6-PI3K-Delta Inhibitor Downregulates ¬c-myc

Our HSB-510 product candidate is a novel highly targeted bifunctional inhibitory compound in Quatramer with single digit nanomolar IC50 against PI3K-delta and HDAC6, which is also known to downregulate c-myc, a highly pursued and yet undruggable cancer drug target. The Quatramer platform achieves optimal tumor targeting and bioavailability of the highly potent targeted small molecule. In October 2020, we renewed our Cooperative Research and Development Agreement with NCATS. The agreement enables NCATS to use our Quatramer drug delivery platform in formulations of HDAC-PI3K-delta dual inhibitors for the treatment of rare cancers, including AML and acute lymphoid leukemia (“ALL”).

A series of compounds were rationally designed and synthesized as novel dual PI3K/HDAC inhibitors by incorporating a histone deacetylase pharmacophore into a PI3K inhibitor (Idelalisib) via an optimized linker. Several of these dual inhibitors were highly potent (IC50 < 10 nM) and selective against PI3Kγ, -delta and HDAC6 enzymes and exhibited good antiproliferative activity against multiple cancer cell lines. The lead compound induced necrosis in several mutant and FLT3-resistant AML cell lines and primary blasts from AML patients, while showing no cytotoxicity against several select normal cells. Target engagement of PI3K-delta and HDAC6 by the lead were demonstrated in specific cells using the cellular thermal shift assay. The compound also showed ideal pharmacokinetic properties in mice via intraperitoneal administration which provides a means to examine the biological effects of inhibiting these two enzymes with a single molecule, either in vitro or in vivo.

Studies conducted by NCATS have shown that by disrupting multiple compensatory cytoprotective pathways, HDAC6-PI3K-delta dual inhibitors have therapeutic value. Our primary objective in conjunction with NCATS was encapsulation of NCATS’ developed HDAC6-PI3K-delta dual inhibitors into our proprietary, tumor infiltrating Quatramer platform to enhance delivery to malignant cells.

We intend to continue our collaborative effort with NCATS through our Cooperative Research and Development Agreement, and we intend to expand such agreement and execute a license to this novel HDAC-PI3K-delta dual inhibitor to move the compound through further pre-clinical testing and into IND-enabling work.

HSB-510 HDAC6 & PI3K-delta Inhibitor

HDACs are an important class of epigenetic enzymes that regulate gene expression by removing acetyl groups from ε-amino lysine residues on histones. HDACs play an important role in regulating expression of various proteins, including tumor suppressors and transcription factors. Dysregulation of HDACs is involved in cancer initiation and proliferation. HDAC inhibition has emerged as a therapeutic approach for cancer and several inhibitors, including Vorinostat (“SAHA”), Romidepsin, Belinostat, Panobinostat, and Chidamide, have been approved in recent years Pan-HDAC inhibitors, such as Panobinostat and SAHA, modulate the acetylation status of a wide range of protein targets leading to a therapeutic response; however, these molecules also have undesirable side-effects, including hematological, gastrointestinal, and cardiac toxicity with less than disable efficacy.

Class I PI3Ks are lipid kinase enzymes that transduce signals from cell surface receptors (RTK, GPCR, etc.) to downstream effectors (AKT, mTOR, etc.), leading to a variety of cellular processes, including cell proliferation, survival, differentiation, metabolism, and angiogenesis. Specifically, class I PI3Ks phosphorylate phosphatidylinositol (4,5)-bisphosphate (PI(4,5)P2 or PIP2) in vivo to form the secondary messenger phosphatidylinositol (3,4,5)-trisphosphate (PI(3,4,5)P3 or PIP3). The PI3Kα and PI3Kβ isoforms are ubiquitously expressed, whereas PI3Kγ and PI3K-delta expression is limited to leukocytes. Aberrant regulation of class I PI3Ks has been implicated in several cancer types, and their inhibition continues to be an active cancer therapeutic area with at least four approved PI3K inhibitor drugs (Idelalisib, Copanlisib, Duvelisib, and Alpelisib) and several others in ongoing clinical trials. Despite tremendous progress in the discovery of PI3K inhibitors (“PI3Ki”) over the past decade, clinical trials conducted by third parties with PI3Ki as a monotherapy have shown poor efficacy prompting their evaluation in combination therapies and/or developing PI3K-based multitarget drugs.

Although both PI3K and HDAC inhibitor drugs are limited by insufficient efficacy and resistance mutations, there is strong evidence that simultaneous inhibition of both PI3K and HDAC can synergistically inhibit tumor growth and address these limitations by improving efficacy, limiting resistance, and providing a better therapeutic window than single inhibitors.

Figure 15: HSB-510 - Mechanism

HSB-114 (TNF-alpha DNA) for Metastatic Soft Tissue Sarcoma

TNF-α, identified in 1975, cloned in 1984 and named for its ability to induce necrosis of induced-sarcomas in mice, is a chemokine with potent tumoricidal properties. However, severe systemic toxicity (capillary leakage, disseminated coagulopathy, acidosis and shock) limited its use as an anticancer agent, until procedures were developed to use the cytokine in the clinic where high concentrations were infused into isolated limbs of sarcoma and melanoma subjects. It has since been shown that direct intratumoral injection can augment ICIs by slowing progression of tumors in various models, with unreliable efficacy due to the fact that levels of TNF produced must be sufficient to attract specific T cells to the tumor via signaling, notwithstanding TNF’s direct antitumor necrotic effects. Despite the potential to activate tumor cell death, physiological intratumoral levels of sufficient TNF concentrations are unlikely to induce cancer regression in patients utilizing the current strategies available to deliver this potent cytokine. Finding ways to selectively increase intratumoral TNF levels in tumors while managing the toxicity associated with such approaches remains a major unmet need.

Our HSB-114 product candidate is a novel immunotherapeutic agent which uses our proprietary Quatramer technology to deliver the human TNF-α gene to cancer cells. Previous immunotherapeutic strategies, including the payload of HSB-114, pHSB-114, used adenovector technology requiring replication deficient gene deletions and complex manufacturing controls in order to deliver the gene to the desired cells, although posed a theoretical risk of systemic toxicity and adjacent tissue damage due to overflow of TNF-α in blood from the tumor, had some dose-limited toxicities. In early phase trials of pHSB-114 in combination with radiotherapy conducted by GenVec Inc. (“GenVec”), significant clinical activity was observed in patients with metastatic melanoma, soft tissue sarcoma and locally advanced esophageal cancer. Anti-tumor activity was also observed in patients with pancreatic, rectal, and head and neck cancers. However, a Phase 3 trial conducted by GenVec in patients with locally advanced pancreatic cancer failed to demonstrate a survival benefit prompting discontinuation of the development of this agent.

We believe our novel non-viral immunotherapeutic TNF-α gene therapy, HSB-114, builds on the pHSB-114 clinical development program with improved scalability and tunability providing efficacy with an overall enhanced safety profile to potentially minimize dose-limited toxicities. We have developed HSB-114 via a modified Quatramer delivery system which includes a peptide-DNA complex designed for maintaining the balance of DNA condensation and intracellular release and nuclear localization. For delivery in vivo, the system circumvents the challenge of DNA-nanoparticle serum interactions that have limited this field from progressing without use of a viral vector delivery scheme. Our results demonstrate that this approach is highly effective in conferring TNF-induced anti-tumor activity in the absence of toxicity (Figure 5). Our findings further indicate that this system maybe broadly applicable for expression of intratumoral cytokines that promote immune recognition and destruction.

Figure 16: 2017 – Antitumor Activity of HSB-114 in Mouse Model

Clinical Data with pHSB-114

Two Phase 1 studies conducted by a third party evaluated TNF-α gene transfer therapy using a radiation-inducible polymer combined with ionizing radiation therapy in patients with soft tissue sarcoma and solid tumors. This combination therapy optimizes the therapeutic index of TNF-α by facilitating a synergistic supra-additive interaction between the two therapeutic modalities by selective destruction of the tumor vasculature leading to tumor necrosis. Further, this strategy allows for direct cellular toxicity by locally targeted induction of high concentrations of TNF-α within the tumor with minimal systemic toxicity. The studies, summarized below, provide preliminary evidence that pHSB-114 + radiotherapy is feasible, well tolerated, and provides a potential alternative to isolated limb perfusion.

Phase I Study in Soft Tissue Sarcoma of the Extremities

A Phase 1 dose-escalation study evaluated pHSB-114 and concomitant ionizing radiation therapy for up to 5 weeks in 14 adult patients with soft tissue sarcoma of an extremity. pHSB-114 was administered by intratumoral injection, twice weekly during the first week and once weekly during weeks 2-5 of radiation therapy. Three escalating dose levels of pHSB-114 were administered, with 3-6 patients treated per dose level, starting with a dose of 4 × 109 particle units (“pu”) and escalating in 1-log increments to a dose of 4 × 1011 pu or until the maximal tolerated dose (“MTD”) was reached. There was no intrapatient dose escalation. Concomitant single-daily fractionated radiation was administered 5 days per week (total dose, 36-50.4 Gy). Surgery was performed in 11 patients whose tumor was resectable 3–9 weeks after radiotherapy ended.

An objective tumor response was observed in 11 patients, or 85%; of these, 2 were complete responses and 9 were partial responses. Of the 11 patients who had surgery, all were resected with negative margins. Pathological complete response was observed in 2 of the 11 patients. Of the 8 patients who had partial response, 4 had ≥ 95% tumor necrosis, which prognostically carries an improved long-term survival. Of the 2 patients who did not have surgery and received pHSB-114 for palliation, 1 had stable disease and the other had partial response. Tumor response assessment was not consistent between results obtained via computed tomography (“CT”) and those obtained via histological assessment after resection, whereby CT scans showed less response than pathological assessment in 9 of the 11 patients who had surgery, suggesting that the magnitude of the true anti-tumor response rate of pHSB-114 with ionizing radiation may be underestimated by CT scans, particularly if performed shortly after the end of treatment.

HSB-1218: Research in Treating COVID-19

Coronaviruses (“CoVs”) are important human and animal pathogens, and at the end of 2019, a novel coronavirus emerged as the cause of a cluster of pneumonia cases in Wuhan, China. Since then the virus identified as severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”) has been identified to causes the designated as COVID-19. According to Johns Hopkins Coronavirus Resource Center, the global cases of COVID-19 have reached over 446 million confirmed cases and more than 6 million reported deaths as of March 7, 2022.

While there are no specific clinical features which can reliably distinguish COVID-19 from other viral respiratory infections, development of dyspnea, anosmia and myalgias were strongly associated with a positive microbiologic test. There has been much research on finding effective vaccines and therapeutics against SARS-COV-2, including remdesivir, chloroquine or hydroxychloroquine, convalescent plasma and other antibody based therapies, as well as IL-6 inhibitors, direct and indirect acting antivirals, immunomodulatory agents as well as antibiotics including azithromycin, and anti-helminthics such as ivermectin are all in various stages of testing and clinical development.

It has been reported that CoVs present and adhere to host cells via Angiotensin-Converting Enzyme-2 (“ACE-2”) receptor-mediated endocytosis, which is a pH-dependent process. In this process, Spike (S) protein plays a major role in receptor binding and membrane fusion of SARS-CoV-2 for access into host cells. It is a large transmembrane protein on the surface of the virus consisting of two subunits, including the S1 subunit necessary to fit with the ACE-2 receptor for viral entry. Subsequent to binding, SARS-CoV-2 enters the cytosol of the host cell, by pH-dependent proteolytic cleavage of spike protein by transmembrane protease serine 2, a plasma membrane-anchored protease that participates in proteolytic cascades of several human proteins, including those relevant to the normal function of the human prostate. This host protein primes the S1 subunit and promotes viral uptake and host cell entry. Then, the combination of viral and host cell membranes occurs in acidified endosomes, permitting viral genomes to affect host cells with the aid of the S2 subunit.

Our HSB-1218 product candidates uses our Quatramer tunable technology to encapsulate a potent antiviral and deploy the agent either systemically or in an inhaled formulation to target SARS-CoV-2. Evidence suggests the payload of HSB-1218’s active drug inhibits replication of viral RNA in the cytoplasm by altering the pH. We believe this product candidate has the potential to prevent the entry of SARS-CoV-2 into the cytosol and prevent membrane fusion (a pH-dependent process). Further, it has been reported to interact with the S-protein, and impact ACE-2 attachment and impede the release of viral RNA into the cytoplasm identifying the active component as a potential antiviral agent against SARS-CoV-2.

In 2021 we conducted studies in BSL3 laboratory to assess activity of HSB-1218 against SARS-CoV-2 virus grown in Vero E6 cells. The results demonstrated that treating tissue culture cells with HSB-1218 either before or after challenge with SARS-CoV-2 virus can protect cells from virus induced cytotoxicity and significantly reduce the accumulation of virus titers in culture supernatants. In pre-treatment experiments, treatment of cells with 5 micromolar HSB-1218 had the most significant impact on both inhibition of virus induced cytotoxicity and virus titers at 72 hours post-infection and treatment with as little as 1 micromolar HSB-1218 reduced virus titers below the limit of detection at 24 hours post-infection. Treatment of cells with 10 micromolar HSB-1218 following infection reduced virus titers in the culture supernatant below the level of detection and inhibited virus induced cytotoxicity. We are continuing further mechanistic studies in order to identify the antiviral effect of HSB-1218 against SARS-CoV-2.

Figure 17: HSB-1218 - Dose dependent effect of HSB-1218 in an in vitro COVID-19 Model

We believe HSB-1218, which utilizes our Quatramer delivery technology, may offer an approach for effective use of this agent as an antiviral delivered to the site of infection in attacking SARS-CoV-2, and we intend to continue to develop this compound and seek government and other funding to further develop this program.

Iron Mediated Cell Death Inducer Analogues Program

In December 2019, we acquired intellectual property and data related to analogues of HSB-1216’s active drug with varying molecular constructs with increased efficacy against a subgroup of tumors consisting of breast, pancreatic and prostate cancers. Several lead analogues have demonstrated increased potency when compared to HSB-1216’s active drug, whereby the increased potency of these compounds is expected to have ferroptotic effects greater than HSB-1216’s active drug at micro-dosage levels, creating an increased therapeutic index as novel small molecules. We expect to develop these advanced compounds as follow-on therapeutics to HSB-1216 to treat a variety of high unmet needs, including orphan cancers, which are sensitive to the ferroptotic pathway.

Quatramer Technology

Overview

Our proprietary Quatramer technology is based on know-how and permits manufacture of uniform size polymer aggregates that can be packaged and tuned specifically to interact with pharmaceutical drugs, biological molecules and/or combinations of molecules to bypass delivery problems. The system is biocompatible and can be tailored to form therapeutics which solubilize the drug in aqueous media such as human plasma and blood which dramatically increases the amount of drug available at the disease site while administering a lower dose.

Figure 18: Quatramer Platform - Disintegration

Our studies have shown that targeted delivery of drugs to a site of action, including tumors, is directly related to the length of time of a circulating therapeutic in the bloodstream. This is an expected outcome as most drug delivery formulations delivering payloads to sites of action are cleared extremely rapidly by the reticuloendothelial system (“RES”) in the liver. The stealth nature of our technology allows for a prolonged circulation time whereby there is accumulation at the site of disease prior to being cleared.

Figure 19: Scanning electron microscopy (SEM) of Quatramer

The size, shape and surface of our Quatramer allows it to escape via gaps in the blood vessels in the TME allowing for release of the payload directly into cancerous cells. Furthermore, the system functions as a “peeling onion” in coordinated and precise acidic versus basic conditions depending on the TME as well as inside cancerous cells. Certain portions of the technology release a payload due to its own physicochemical characteristics while the core of the Quatramer system would release a different payload depending on its own chemical and physical properties. This type of a profile for certain of our Quatramer therapeutics, particularly our combination products, are specifically designed to cleave or disperse in response to external stimuli causing internal changes for delivery and is a designed approach to our size tunable vehicles.

This designed size tunable feature of certain of our Quatramer compositions offer further advantages, as certain cleaved materials create a reversal of drug resistance in cells. Drug resistance can be classified into two categories: de novo resistance or acquired resistance. Cancer patients that exhibit de novo resistance do not respond to chemotherapy from the start. However, in acquired resistance, the cancer cells initially respond to a drug but eventually acquire resistance to it and the cells might also show cross-resistance to other structurally and mechanistically unrelated drugs, a phenomenon commonly known as MDR whereby treatment regimens that combine multiple agents with different targets are no longer effective. Our Quatramer technology circumvents this phenomenon upon cleavage of the payload from the system, whereby the remnants of the system, such as certain hydrophobic chains flanked by hydrophilic chains which are not related to therapeutic efficacy, cause drug efflux pump blockage and allow the payload to continue to be effective in MDR cellular systems both in vitro and in vivo.

Quatramer physicochemical characterization allows for optimizing size, shape and surface chemistry based on payload characteristics to render enhanced permeation and retention into the TME. Our scientific know-how and scientific expertise in developing Quatramer based therapeutics has led to understanding the optimal conditions for encapsulating therapeutics of different physicochemical characteristics into our proprietary delivery, and the combination of multiple materials used varies depending on the drug itself, causing a highly specific tunability platform that can be scaled. The proprietary know-how behind our Quatramer structures with multiple layering allows for therapeutics of different levels of hydrophilicity and hydrophobicity to interact within aqueous mediums of varied acid-base conditions, including human serum and blood. The importance of the Quatramer structure extends the certain aspects of the core and thereby has the capacity to increase drug uptake and sustain its release over long periods of time, including over many days and weeks in both in vitro and in vivo systems.

Our Quatramer technology has been designed to be a scalable process with production efficiency whereby the analysis of the output of a designed chemistry, manufacturing and controls system creates a predictable and uniform product with controllable capability and cost efficiency. Chemical compositions listed in the FDA Inactive Ingredients Database with known profile. Combined with the tunability of Quatramer, the technology allows for a variety of delivery payloads including peptides, small molecules, nucleic acids and antibodies with the added flexibility of dual-loaded payload therapeutics. The payload diversity and flexibility of the system coupled with its numerous advantages allows for a targeted system with prolonged circulation time, which takes advantage of an efficient EPR effect with numerous mechanistic features deployed at various conditions with the TME as well as in intracellular environments, which makes the methodology of Quatramer therapeutics, a highly advantageous platform to deliver low doses of therapeutics directly to tumors.

Trident Artificial Intelligence Platform

Overview

Tumor cells are constantly undergoing phenotypic switching that may or may not be dependent on the drug target and without additional secondary genetic mutations but are now understood to engage three different mechanisms: EMT, Dedifferentiation/Trans differentiation and Treatment-induced tolerance. These stepwise phenotypic transitions through a slow cycling state potentially induce a synthetic lethal sensitivity of key driver functional pathways making them amenable to novel therapeutic strategies. These phenotypic transitions present novel opportunities for targeting specific drug pathways and gene circuits which none of the conventional approaches are designed to do.

We recognize these dynamical aspects which make cancer a constantly evolving progressive disease and are taking a biomarker-guided approach to drug development that will maximize treatment benefit for patients. We are developing TAI, a drug targeting technology platform, to enable the development of rational therapeutic strategies to target the plasticity of cancer cells associated with drug resistance. TAI aims to establish clinical development by applying state-of-the-art deep learning artificial intelligence technologies to patient-based multi-modal datasets.

Our TridentAI platform:

●	Has the ability to create a Ferroptomics Atlas which integrates diverse multi-omics datasets including not only genomics, epigenetics and transcriptomics but also emerging proteomics data which enable identification of dynamical re-wiring of intra-tumoral signaling circuitry designed to target IMCD;

●	Has the ability to identify biomarkers that potentially differentiate between progression of cancer plasticity and correlate it to degree of sensitivity to a synthetically lethal target that is induced with standard-of-care treatment and development of resistance; and

●	Is designed to classify and select patients that are most likely to respond to treatment.

TridentAI is based on a deep learning engine that identifies synthetic lethal sensitivities associated with degree of cell plasticity using biomarkers that can be translated for patient selection. TridentAI is designed to maximize enrichment for patients who are most likely to respond to treatment and thus de-risks clinical development.

Cell plasticity is a leading contributor to drug resistance

Tumor cells are constantly undergoing phenotypic switching that may or may not be dependent on the drug target and without additional secondary genetic mutations. Three critical mechanisms are understood to be involved which are engaged more or less simultaneously.

These are EMT, dedifferentiation and transdifferentiation, and transient drug-induced tolerance. EMT is characterized by both morphological and molecular changes characterized by loss of apical-basal polarity and epithelial cell junctions leading to changes in cellular composition of basement membrane, altering intra- and inter- cellular signaling, and eventually resulting in metastasis.

At the same time, distinct compartments of the epithelium maintained by different pools of resident stem cells begin to transdifferentiate or even reverse completely and dedifferentiate upon treatment. For instance, epidermal growth factor receptor (“EGFR”)-driven non-SCLC are observed to convert towards a SCLC phenotype upon EGFR inhibition and melanoma cells dedifferentiate progressively through transitory and neural crest-like states under v-raf murine sarcoma viral oncogene homolog B1 inhibitor treatment.

Figure 20: Cell plasticity is a leading contributor to drug resistance

Lastly, tumor cells undergo a slow-proliferating drug-tolerant state, called drug-tolerant persisters, before further developing secondary mutational drug-resistance. This phenomenon has been observed in glioblastomas, melanomas and non-SCLC.

Collectively, these stepwise transitions through a slow cycling state potentially induce a synthetic lethal sensitivity of key driver functional pathways making them amenable to novel therapeutic strategies. This presents a novel opportunity for drug targeting to identifying treatment-induced, state-specific, synthetically lethal drug-target pairs.

Conventional approaches to drug targeting are limiting

Conventional approaches to drug targeting are not equipped to handle the challenges of identifying synthetic lethal drug-target pairs. Signature-reversion principles or guilt-by-association strategies used to uncover drug-drug or drug-disease similarity have yielded few successes due to large transcriptional differences between in vitro long-lived cell lines and in vivo TME. Chemical similarity approaches have their pitfalls - errors in chemical structures as well as physiological effects that exist beyond the structural relationship limit the use for drug targeting. Structure-based molecular docking virtual screens, for predicting drug-target pairs, are limited by lack of widespread availability of 3D protein structures for drug targets and poor predictability of target binding affinity. Pathway or network-based approaches to integrate gene expression patterns, protein interactions and genome-wide association study data help identify enrichment of drug targets but do not yield biomarkers that can be translated for patient selection. None of these approaches are designed to search for context-specific synthetic lethal targets.

Figure 21: Conventional approaches to drug repurposing are limiting

TridentAI is a Deep Learning Engine that identifies synthetic lethal sensitivities associated with degree of cell plasticity

TridentAI takes a multi-pronged approach to address each of the leading causes of tumor plasticity as the disease progresses namely EMT, dedifferentiation/transdifferentiation, and transient drug-induced tolerance and sensitivity. The platform builds on a deep foundation of diverse multi-modal and multi-omic private and public datasets which include not only genomic and transcriptomic data from patient derived blood or biopsy samples and sublines, and pan-cancer epigenetic and transcriptional drug response data from TCGA, Cancer Cell Line Encyclopedia and Genomics of Drug Sensitivity in Cancer, but also human cancer proteome datasets from emerging global efforts that include Human Cancer Proteome Project, The Cancer Proteome Atlas and The National Cancer Institute’s Clinical Proteomic Tumor Analysis Consortium. Inclusion of proteomics data is very critical for identifying dynamical re-wiring of intra-tumoral signaling circuitry which is likely to be missed if one looks at the genomic and transcriptomic level alone.

TridentAI is a deep learning engine that integrates in vitro and in vivo epigenetic, transcriptomic and proteomic data characterizing genomic alterations, methylation states, cellular differentiation, and drug tolerance to identify:

●	Biomarker fingerprints that deconvolve a heterogenous tumor biopsy into a discrete phenotypic state along a gradient of progressive cellular plasticity;

●	Network of dis-regulated functional pathways that underscore a patient’s pathology; and

●	Indication-specific synthetic-lethal sensitivities to drugs.

TridentAI utilizes state-of-the-art convolutional neural networks to classify and select patients based on their tumor-derived multi-comic profiles thus enabling a targeted synthetic-lethal approach to kill persistent tumor cell populations and treat patients in select indications.

Figure 22: TridentAI identifies synthetic legal sensitivities associated with degree of cell plasticity

TridentAI maps the phenotypic tumor transition from a high-dimensional landscape onto a quantitative, measurable one-dimensional scale

TridentAI traces the complex high-dimensional landscape of tumor progression to identify biomarkers that mark milestones in this continuum and enable quantification of degree of plasticity along the trajectory. TridentAI’s deep learning engine trains a model that can reduce this high-dimensional information into a one-dimensional quantitative and measurable scale which provides the degree of plasticity in a biopsy sample or cell line dataset. TridentAI’s unbiased search in the vast repository of multi-modal datasets enables identification of synthetic lethal sensitivities that correlate linearly but contrast with degree of plasticity. This biomarker-guided, state-specific approach enables to successfully deconvolve signals from a heterogenous tumor biopsy into a discrete phenotypic state along a gradient of progressive and divergent cellular plasticity and complementary synthetic lethal sensitivity.

Figure 23: TridentAI maps the phenotypic transition of tumor onto a quantitative, measurable one-dimensional scale

TridentAI is designed to establish clinical development and deliver on the promise of precision medicine

TridentAI is designed to deliver on our ultimate goal, which is to identify and treat the right patients that are most likely to benefit from treatment. Using TridentAI, biomarkers measured in patient blood/biopsy samples will assist in determining the degree of plasticity for a specific patient, which will then directly inform about a patient’s sensitivity to activation/inhibition of the synthetically lethal target and probability of successful treatment. More than just de-risking clinical development, TridentAI aspires to deliver on the promise of precision medicine by building a platform based on the robust foundation of patient-based biomarker research and deep learning artificial intelligence technologies. TridentAI has successfully identified biomarkers correlating dedifferentiation in melanoma with sensitivity to inhibitors of ferroptosis.

Figure 24: TridentAI is designed to establish clinical development

Our Strategy

Our goal is to disrupt the biotechnology landscape by developing novel therapeutics by leveraging both our targeted-delivery Quatramer platform-based therapeutics and our TAI platform to address significant unmet medical needs, with a focus on treatments for cancer. We believe that our technology has the potential to generate differentiated products that have the potential to treat rare and treatment resistant tumors.

Our business strategy includes:

●	Developing drug candidate, HSB-1216, in solid tumors.

Data from a clinical pilot study conducted in Germany by the University of Heidelberg led us to progress HSB-1216 into IND-enabling studies with the goal of submitting an IND to the FDA in 2023. These IND-enabling trials are pre-clinical in nature and include toxicology and pharmacokinetic profiling as well as bioanalytical assay development. We engaged in discussions with the FDA in 2020 and expect to use the 505(b)(1) FDA approval pathway and conduct a Phase 1 trial to obtain initial pharmacokinetic and dosing information in patients. We intend to evaluate the development of HSB-1216 in other high-unmet need oncology indications, including certain brain, breast and prostate cancers, and in combination with other cancer therapies.

●	Developing our combination drug candidate, HSB-888, for pediatric sarcomas.

HSB-888 is in IND-enabling trials with the goal of submitting an IND to the FDA in 2024. These trials are pre-clinical in nature and include toxicology and pharmacokinetic profiling as well as bioanalytical assay development. Based on this data we plan to initiate discussions with the FDA in 2024 and intend to use the 505(b)(1) FDA approval pathway and conduct a Phase 1 trial for obtaining initial pharmacokinetic data and determine the optimized dose in patients. We intend to demonstrate the safety and efficacy in a Phase 2 program in a basket trial enrolling patients with recurrent cancers due to multiple sarcomas, including Ewing’s sarcoma, rhabdomyosarcoma and eligible osteosarcoma patients.

●	Leveraging our Trident Artificial Intelligence Platform.

TAI is a computational intelligence platform that identifies synthetic lethal sensitivities associated with degree of cell plasticity. We undertake a multi-pronged approach to address each of the leading causes of tumor plasticity as the disease progresses including epithelial to EMT, dedifferentiation/transdifferentiation, and transient drug-induced tolerance and sensitivity. The platform builds on a deep foundation of diverse multi-modal and multi-omic private and public datasets which include not only genomic and transcriptomic data from patient derived blood or biopsy samples and sublines, and pan-cancer epigenetic and transcriptional drug response data.

●	Developing and commercializing Quatramer in collaboration with leading pharmaceutical companies.

In addition to our internal development programs, we actively seek opportunities to collaborate with recognized biopharmaceutical companies to develop Quatramer incorporating therapeutic payloads from their proprietary product portfolios. We intend to establish collaborations with industry leaders and strategic pharmaceutical organizations.

●	Leveraging our novel platform to develop a pipeline of high value Quatramer leads.

The tunability of our technology allows us to efficiently expand our pipeline of Quatramer, both on our own and in collaboration with others, through various combinations of targeted DNA encoded for anti-tumor cytokines and therapeutic payloads, which enables us to move into other areas of oncology, including immuno-oncology whereby we could potentially increase the effectiveness of ICIs.

●	Commercializing proprietary Quatramer based products, including HSB-1216, directly in the United States and with collaborators outside the United States.

We own HSB-1216 and our other proprietary pipeline and expect to maintain similar rights with respect to other proprietary Quatramer we develop. We intend to build a focused oncology sales organization to market Quatramer in the United States following FDA approval. Outside the United States, we expect to rely on collaborators to commercialize proprietary approved Quatramer.

●	Continuing to extend and protect our product technology and Quatramer through our intellectual property portfolio.

We seek to protect our novel platform through U.S. and international patents as well as know-how and trade secrets relating to the design and manufacturing of our technology. We expect to continue to file patent applications as we apply our technology to new targets and therapeutic payloads. In addition, we believe the heightened regulatory requirements for generics of this technology may strengthen the protection afforded by our intellectual property portfolio.

Our Team

Our Chief Executive Officer and directors have extensive scientific, drug development, and commercialization experience across pertinent disciplines including oncology; small molecule, peptide and antibody drug manufacturing and quality; clinical drug development, and commercialization. Our Chief Executive Officer and directors have held various research, clinical development, artificial intelligence, strategy, corporate development and operational positions at large biopharmaceutical companies, public biotechnology companies, and universities having worked at companies such as DuPont Merck Pharmaceuticals, Amgen Inc., Exelixis, Inc., Salix Pharmaceuticals, Inc., Global Cancer Research Institute, Sanofi and UCLA School of Medicine. Our Chief Executive Officer and directors have been involved in the discovery, development, manufacturing and commercialization of multiple marketed products across various therapeutic areas, including, but not limited to, Cabometyx® (cabozantinib), Remicade® (infliximab) and Clolar® (clofarabine).

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products and intellectual property. We face competition from major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions both in the United States and internationally. Any drug candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Earlier stage companies, such as smaller discovery phase biotechnology companies, may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Some of our competitors include BridgeBio Pharma, Inc. (Ferro Therapeutic, Inc.), Kojin Therapeutics, Inc., Bayer AG and The Broad Institute of MIT and Harvard, Moderna Inc. and Takeda Pharmaceutical Company.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products. Generic products are currently on the market, including the therapeutics payload in HSB-1216 and HSB-888, for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our drug candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy and targeted drug therapy. There are a variety of available drug therapies marketed for solid tumors. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis, including drugs in the same therapeutic class as the payloads contained in HSB-1216 and/or HSB-888. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payers. In general, although there has been considerable progress over the past few decades in the treatment of solid tumors and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events, and none of them are successful in treating all patients. As a result, the level of morbidity and mortality from solid tumor cancers remains high.

There are also a number of products in late-stage clinical development to treat solid tumors including, but not limited to, Merck & Co Inc. (Keytruda), Bristol-Myers Squibb Co. (Opdivo), AbbVie Inc. (Imbruvica), Roche Group (Tecentiq), Regeneron Pharmaceuticals, Inc. (Libtayo) and Eli Lilly & Co (sintilimab). These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for our product candidates for which we obtain marketing approval.

Intellectual Property

Our commercial success depends on our intellectual property, and we strive to protect it, by, among other things, obtaining, maintaining, defending, and enforcing our patents in the United States and internationally for our proprietary technology, improvements, platforms, products and components thereof, novel biological discoveries, new therapeutic approaches and potential indications, and other inventions that are important to our business. For our product candidates, generally we initially pursue patent protection covering compositions of matter, methods of production, and methods of use. Throughout the development of our product candidates and technologies, we will seek to identify additional means of obtaining patent protection.

As of March 21, 2022, our utility patent portfolio includes six patent families, as set forth below. These families include issued patents and pending applications related generally to our polymeric nanoparticle technologies, methods of making our polymeric nanoparticle technologies, and methods of using our polymeric nanoparticles therapeutically (e.g., for delivery of therapeutic compounds). We own all of the patents set forth below and currently do not out-license any of our patents to third parties.

Patent Family #1 (HSB-1216; HSB-510; HSB-888; HSB-407; and HSB-114):

Jurisdiction	Title	Status	Expiration Date
Europe	Polymeric Nanoparticles and A Process of Preparation Thereof	Granted Validated CH, DE, ES, FR, GB, IT, NL	2033
Europe	Polymeric Nanoparticles and A Process of Preparation Thereof	Pending	—
Japan	Polymeric Nanoparticles and A Process of Preparation Thereof	Granted	2033
Japan	Polymeric Nanoparticles and A Process of Preparation Thereof	Granted	2033
Japan	Polymeric Nanoparticles and A Process of Preparation Thereof	Pending	—
USA	Polymeric Nanoparticles and a Process of Preparation Thereof	Issued	2034
USA	Polymeric Nanoparticles and a Process of Preparation Thereof	Issued	2033
USA	Polymeric Nanoparticles and a Process of Preparation Thereof	Pending	—

Patent Family #2 (HSB-1216):

Jurisdiction	Title	Status	Expiration Date
Australia	Polymeric Nanoparticles Comprising Salinomycin	Pending	—
Canada	Polymeric Nanoparticles Comprising Salinomycin	Pending	—
China	Polymeric Nanoparticles Comprising Salinomycin	Pending	—
Europe	Polymeric Nanoparticles Comprising Salinomycin	Pending	—
Japan	Polymeric Nanoparticles Comprising Salinomycin	Pending	—
South Korea	Polymeric Nanoparticles Comprising Salinomycin	Pending	—
USA	Polymeric Nanoparticles Comprising Salinomycin	Pending	—

Patent Family #3 (HSB-384):

Jurisdiction	Title	Status	Expiration Date
China	Polymeric Nanoparticles	Pending	—
Europe	Polymeric Nanoparticles	Pending	—
Hong Kong	Polymeric Nanoparticles	Pending	—
Japan	Polymeric Nanoparticles	Pending	—
USA	Polymeric Nanoparticles	Pending	—

Patent Family #4 (HSB-114):

Jurisdiction	Title	Status	Expiration Date
China	Polymeric Nanoparticles	Pending	—
Europe	Polymeric Nanoparticles	Pending	—
Hong Kong	Polymeric Nanoparticles	Pending	—
Japan	Polymeric Nanoparticles	Pending	—
South Korea	Polymeric Nanoparticles	Pending	—
USA	Polymeric Nanoparticles	Pending	—

Patent Family #5 (HSB-407):

Jurisdiction	Title	Status	Expiration Date
Australia	Polymeric Nanoparticles Comprising Bortezomib	Pending	—
Canada	Polymeric Nanoparticles Comprising Bortezomib	Pending	—
China	Polymeric Nanoparticles Comprising Bortezomib	Pending	—
Europe	Polymeric Nanoparticles Comprising Bortezomib	Pending	—
Hong Kong	Polymeric Nanoparticles Comprising Bortezomib	Pending	—
Japan	Polymeric Nanoparticles Comprising Bortezomib	Pending	—
South Korea	Polymeric Nanoparticles Comprising Bortezomib	Pending	—
USA	Polymeric Nanoparticles Comprising Bortezomib	Pending	—

Patent Family #6 (HSB-1216):

Jurisdiction	Title	Status	Expiration Date
USA	Salinomycin Derivatives and Therapeutic Uses Thereof	Granted	2036

The term of individual patents depends on the legal term for patents in the countries in which they are obtained. In most countries, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the U.S., the term of a patent may be lengthened by patent term adjustment (“PTA”), which compensates a patentee for administrative delays by the USPTO in examining and granting a patent or the term of a patent may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension (“PTE”) after FDA approval for a portion of the term effectively lost as a result of the FDA regulatory review period, subject to certain limitations and provided statutory and regulatory requirements are met. PTE can be for no more than five years, typically only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. In addition, the length of the adjustment or extension granted could be less than that requested, and we may not receive the full PTA or PTE available if we fail to exercise due diligence during the testing phase or regulatory review process, fails to apply within applicable deadlines, fails to apply prior to expiration of relevant patents, or otherwise fails to satisfy applicable requirements.

In addition to patents, we rely on trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We take measures to protect and maintain the confidentiality of proprietary information in order to protect aspects of the business that are not amenable to, or that we do not consider appropriate for, patent protection. We require employees, consultants, outside scientific partners, sponsored researchers and other advisors to execute confidentiality agreements with us on or prior to the commencement of employment or consulting relationships with us. These agreements also require such individuals to assign to us any inventions conceived in the course of employment or consulting relationships with us.

We have also filed a trademark applications with the USPTO for “HILLSTREAM BIOPHARMA” for pharmaceutical preparations for use in cancer treatment and therapies” and for “QUATRAMER” for nano particle technologies and nanoparticle technologies for cancer therapy and treatment, namely, drug delivery agents in the form of nanoparticles that provide controlled release of active ingredients for a wide variety of pharmaceuticals for the treatment of cancer.

Manufacturing

We do not own or operate any facilities in which we can formulate or manufacture our product candidates. We intend to rely on contract manufacturers to produce all materials required to conduct pre-clinical studies and clinical trials under current good manufacturing practice (“cGMP”), with oversight of these activities by our management team. We have identified alternate sources of supply and other contract manufacturers that can produce materials for our pre-clinical and clinical trial requirements on a timely basis. However, if an existing or future contract manufacture fails to deliver on schedule, or at all, it may delay or interrupt the development process for our product candidates which may have an adverse effect on our operating results and estimated timelines.

Recent Developments

On January 14, 2022, we closed the initial public offering of our common stock pursuant to which we issued and sold an aggregate of 3,750,000 shares of our common stock for a purchase price of $4.00 per share. We received net proceeds of approximately $13.0 million, after deducting underwriting discounts and commissions and offering expenses borne by us.

In connection with the closing of our initial public offering, in January 2022, notes in the aggregate amount of $3,920,640, including interest accrued thereon, were converted into an aggregate of 1,225,384 shares of our common stock. As of March 21, 2022, we have no outstanding convertible notes.

Government Regulations

Governmental authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of pharmaceutical products such as those being developed by us. In the U.S., the FDA regulates such products under the FDCA and its implementing regulations. Failure to comply with applicable FDA requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

U.S. Food and Drug Administration Regulation

United States Drug Development

In the United States, the FDA regulates drugs, medical devices and combinations of drugs and devices, or combination products, under the FDCA and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, requests for voluntary product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of extensive pre-clinical laboratory tests, animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

●	performance of adequate and well-controlled human clinical trials in accordance with an applicable IND and clinical study related regulations, referred to as Good Clinical Practice (“GCP”), to establish the safety and efficacy of the proposed drug for its proposed indication;

●	submission to the FDA of a new drug application (“NDA”);

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with the FDA’s cGMP requirements;

●	potential FDA audit of the clinical trial sites that generated the data in support of the NDA; and

●	FDA review and approval of the NDA prior to any commercial marketing or sale.

Once a pharmaceutical product candidate is identified for development, it enters the pre-clinical testing stage. Pre-clinical tests include laboratory evaluations of product chemistry, toxicity, formulation and stability, as well as animal studies. An IND sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the initial clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the initial clinical trial lends itself to an efficacy evaluation. Some pre-clinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions related to a proposed clinical trial and places the trial on a clinical hold within that 30-day period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns or non-compliance, and may be imposed on all drug products within a certain class of drugs. The FDA also can impose partial clinical holds, for example, prohibiting the initiation of clinical trials of a certain duration or for a certain dose.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. These regulations include the requirement that all research subjects provide informed consent in writing before their participation in any clinical trial. Further, an institutional review board (“IRB”) must review and approve the plan for any clinical trial before it commences at any institution, and the IRB must conduct continuing review and reapprove the study at least annually. An IRB considers, among other things, whether the risks to individuals participating in the clinical trial are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the clinical trial and the consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

Each new clinical protocol and any amendments to the protocol must be submitted for FDA review, and to the IRBs for approval. Protocols detail, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The product is initially introduced into a small number of healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product is suspected or known to be unavoidably toxic, the initial human testing may be conducted in patients.

●	Phase 2. Involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage and schedule.

●	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit relationship of the product and provide an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 trials. Companies that conduct certain clinical trials also are required to register them and post the results of completed clinical trials on a government-sponsored database, www.clinicaltrials.gov, in the United States, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events, findings from other studies that suggest a significant risk to humans exposed to the product, findings from animal or in vitro testing that suggest a significant risk to human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the study. The clinical trial sponsor may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

NDA and FDA Review Process

The results of product development, pre-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug, proposed labeling and other relevant information, are submitted to the FDA as part of an NDA, which request approval to market a new drug product. The submission of an NDA is subject to the payment of a substantial user fee, and the sponsor of an approved NDA is also subject to an annual program user fee; although a waiver of such fee may be obtained under certain limited circumstances. For example, the agency will waive the application fee for the first human drug application that a small business or its affiliate submits for review.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA typically makes a decision on accepting an NDA for filing within 60 days of receipt. The decision to accept the NDA for filing means that the FDA has made a threshold determination that the application is sufficiently complete to permit a substantive review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA’s goal to complete its substantive review of a standard NDA and respond to the applicant is ten months from the receipt of the NDA. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification and may go through multiple review cycles.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and us during the review process. The review and evaluation of an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter describes specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.

There is no assurance that the FDA will ultimately approve a product for marketing in the United States, and we may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-market testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 clinical trials to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals, including the requirement for a REMS to assure the safe use of the drug. If the FDA concludes a Risk Evaluation and Mitigation Strategy (“REMS”) is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

Orange Book Listing and Paragraph IV Certification

For NDA submissions, including those under Section 505(b)(2), applicants are required to list with the FDA certain patents with claims that cover the applicant’s product. Upon approval, each of the patents listed in the application is published in Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. Any applicant who subsequently files an abbreviated new drug application (“ANDA”) or 505(b)(2) NDA that references a drug listed in the Orange Book must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a Paragraph IV Certification.

If an applicant has provided a Paragraph IV Certification to the FDA, the applicant must also send notice of the Paragraph IV Certification to the holder of the NDA for the approved drug and the patent owner once the application has been accepted for filing by the FDA. The NDA holder or patent owner may then initiate a patent infringement lawsuit in response to notice of the Paragraph IV Certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV Certification prevents the FDA from approving the ANDA or 505(b)(2) application until the earlier of 30 months from the date of the lawsuit, the applicant’s successful defense of the suit, or expiration of the patent.

Reimbursement

Potential sales of any of our product candidates, if approved, will depend, at least in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage and/or reducing reimbursements for medical products and services. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our future revenues and results of operations. Decreases in third-party reimbursement or a decision by a third-party payor to not cover a product candidate, if approved, or any future approved products could reduce physician usage of our products, and have a material adverse effect on our sales, results of operations and financial condition.

In the United States, the Medicare Part D program provides a voluntary outpatient drug benefit to Medicare beneficiaries for certain products. We do not know whether our product candidates, if approved, will be eligible for coverage under Medicare Part D, but individual Medicare Part D plans offer coverage subject to various factors such as those described above. Furthermore, private payors often follow Medicare coverage policies and payment limitations in setting their own coverage policies.

Healthcare Laws and Regulations

Sales of our product candidates, if approved, or any other future product candidate will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare industry is highly regulated under both state and federal laws and regulations. Our operations and relationships with healthcare plans and providers are subject to extensive and increasing regulation by numerous federal, state, and local government agencies including the FDA, the Office of Inspector General (“OIG”), the DOJ, the CMS, the Office of Civil Rights, and various state authorities.

The healthcare laws and regulations that may affect our ability to operate include the following:

False Claims Acts

We will be subject to numerous federal and state laws that prohibit the presentation of false information, or the failure to disclose information, in connection with the submission and payment of medical claims for reimbursement.

The federal civil and criminal false claims laws and civil monetary penalties laws, such as the federal False Claims Act, 31 U.S.C. §§ 3729—3733, impose civil liability on individuals or entities that submit false or fraudulent claims for payment to the federal government. The False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly or recklessly: presented, or caused to be presented, a false or fraudulent claim for payment or approval to the federal government; made, used or caused to be made or used a false statement or a false record to get a claim for payment approved, including a false or fraudulent claim; concealed, or knowingly and improperly avoided or decreased, an obligation to pay or transmit money or property to the federal government; or conspired to commit any of the foregoing.

The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs. The federal government, including as a result of the passage of the ACA, and a number of courts have taken the position that claims presented in violation of certain other statutes, including the federal Anti-Kickback Statute (“AKS”) or the federal physician referral law, 42 U.S.C. 1395nn (the “Stark Law”), can also be considered a violation of the False Claims Act.

A number of states have enacted laws that are similar to the federal False Claims Act. Under Section 6031 of the Deficit Reduction Act of 2005, as amended, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. As a result, many states have enacted laws that are similar to the federal False Claims Act and there has been a concomitant increase in state false claims enforcement efforts. Violations of federal and state fraud and abuse laws may be punishable by criminal and/or civil sanctions, including significant penalties, fines, disgorgement, additional reporting requirements and oversight under a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, and/or exclusion or suspension from federal healthcare programs, such as Medicare, and debarment from contracting with the U.S. government. Penalties for False Claims Act violations include fines ranging from $11,803 to $23,607 for each false claim, plus up to three times the amount of damages sustained by the government. In addition to the provisions of the False Claims Act, which provide for civil enforcement, the federal government also can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims to the government for payments. Additionally, private parties may initiate qui tam whistleblower lawsuits against any person or entity under the False Claims Act in the name of the federal government, as well as under the false claims laws of several states, and may share in the proceeds of a successful suit. Generally, federal and state governments have made investigating and prosecuting healthcare fraud and abuse a priority.

The Federal “Stark” Law

The Federal Stark Law (42 U.S.C. § 1395nn) prohibits referrals or ordering by a physician of “designated health services,” which include pharmaceuticals and drugs that are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. Financial relationships that are implicated by the Stark Law can include arrangements ranging from marketing arrangements and consulting agreements to medical director agreements with physicians who order our products. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

Federal and State Anti-Kickback Statutes

The AKS, set forth in Section 1128B of the Social Security Act, prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person for items or services reimbursable under federal healthcare programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under federal healthcare programs or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under federal healthcare programs.

The core of a violation of the AKS is an “inducement” to refer patients for services or items that are reimbursed under a federal healthcare program, such as Medicare, Medicaid, or Tricare (which covers military personnel). The ACA amended the AKS to make it clear that a person need not have actual knowledge of the statute, or specific intent to violate the statute, as a predicate for a violation. Court cases have resulted in the interpretation that a violation may occur where even one purpose of the remuneration is to induce or reward referrals, and the OIG, which has the authority to impose administrative sanctions for violation of the statute, has adopted a similar standard.

There are certain AKS “safe harbors” which, if the respective requirements are met, would afford protection from the AKS. Failure to meet all requirements of an AKS safe harbor does not necessarily mean the arrangement violates the AKS, but it may be subject to scrutiny by legal authorities, in light of the parties’ intent and arrangements. In other words, if an arrangement does not fit within a safe harbor, it does not necessarily mean that the arrangement is per se illegal—only that it is not shielded from regulatory scrutiny. The federal AKS provides criminal penalties for individuals or entities that knowingly and willfully solicit or receive any remuneration. A violation of the AKS is punishable by imprisonment of up to ten years, fines of up to $100,000 per offense, or both. Violation can also give rise to federal healthcare program exclusion, liability under the False Claims Act and civil penalties, which may include monetary penalties of up to $100,000 per offense, repayments of up to three times the total payments between the parties to the arrangement and suspension from future participation in Medicare and Medicaid.

Additionally, some states have enacted statutes and regulations similar to the AKS, but which may be applicable regardless of the payor source for the patient. These state laws may contain exceptions and safe harbors that are different from and/or more limited than those of federal law and that may vary from state to state.

Health Care Fraud Statute

The Health Care Fraud Statute, 18 U.S.C. § 1347, prohibits any person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, which can be either a government or private payor plan. Violation of this statute, even in the absence of actual knowledge of or specific intent to violate the statute, may be charged as a felony offense and may result in fines, imprisonment or both. The Health Care False Statement Statute, 18 U.S.C. § 1035, prohibits, in any matter involving a federal healthcare program, anyone from knowingly and willfully falsifying, concealing or covering up, by any trick, scheme or device, a material fact, or making any materially false, fictitious, or fraudulent statement or representation, or making or using any materially false writing or document knowing that it contains a materially false or fraudulent statement. A violation of this statute may be charged as a felony offense and may result in fines, imprisonment, or both.

Civil Monetary Penalties Statute

The Civil Monetary Penalties Law (“CMPL”), 42 U.S.C. § 1320a-7a, authorizes the imposition of civil monetary penalties, assessments, and exclusions against an individual or entity based on a variety of prohibited conduct, including, but not limited to: (i) presenting, or causing to be presented, claims for payment to Medicare, Medicaid, or other third-party payors that the individual or entity knows or should know are for an item or service that was not provided as claimed or is false or fraudulent; (ii) offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider; (iii) arranging contracts with an entity or individual excluded from participation in a federal healthcare program; (iv) violating the federal AKS; (v) making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a federal healthcare program; (vi) making, using, or causing to be made any false statement, omission, or misrepresentation of a material fact in any application, bid, or contract to participate or enroll as a provider of services or a supplier under a federal healthcare program; and (vii) failing to report and return an overpayment owed to the federal government. We could be exposed to a wide range of allegations to which the federal CMPL would apply. We cannot foreclose the possibility that we will face allegations subject to the CMPL with the potential for a material adverse impact on our business, results of operations and financial condition. Substantial civil monetary penalties may be imposed under the federal Civil Monetary Penalty Statute and may vary, depending on the underlying violation. In addition, an assessment of not more than three times the total amount claimed for each item or service may also apply, and a violator may be subject to exclusion from federal and state healthcare programs.

Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

Employees

As of March 21, 2022, we employed 1 full-time employee and 1 part-time employee. We are not a party to any collective bargaining agreements, and we believe that we maintain good relations with our employee.

Our Corporate History

Hillstream BioPharma Inc. (“HBI”) was incorporated on March 28, 2017, as a Delaware C-corporation. On July 16, 2019, Hillstream BioPharma Holdings, Inc. (“Holdco”) was formed as a Delaware C-corporation. On July 24, 2019, Holdco entered into a Contribution and Exchange Agreement with Nanoproteagen LLC (“Nanoproteagen”) whereby the members of Nanoproteagen exchanged 100% of their membership interests in Nanoproteagen for shares of Holdco common stock. Also on July 24, 2019, the stockholders of HBI exchanged 100% of their shares of common stock for shares of common stock of Holdco. HBI and Nanoproteagen became wholly-owned subsidiaries of Holdco. On August 7, 2019, pursuant to a certificate of amendment, Holdco’s name was changed to Hillstream BioPharma, Inc. and HBI’s name was changed to HB Pharma Corp. On November 12, 2020, Hillstream BioPharma, Inc. entered into a Share Exchange Agreement with Farrington Therapeutics LLC (“Farrington”), whereby the members of Farrington exchanged their membership interest in Farrington for shares of common stock of Hillstream BioPharma, Inc., and Farrington became a wholly-owned subsidiary of Hillstream BioPharma, Inc. At December 31, 2021, Hillstream BioPharma, Inc. has two wholly-owned subsidiaries: HB Pharma Corp. and Farrington.

Available Information

Our website address is www.hillstreambio.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2017, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Since our inception, we have spent the first three years developing and refining our Quatramer technology, and since 2019, we have focused our efforts on advancing the development of our product candidates, HSB-1216, HSB-888 and HSB-510.

Our Quatramer technology is new and unproven. We have not yet commenced human clinical trials for any of our product candidates, nor have we demonstrated an ability to initiate or successfully complete any large-scale or pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

We plan on submitting an IND to the FDA for HSB-1216 in 2023; however, no assurance can be provided that our IND will be accepted by the FDA in 2023, if at all. Our other programs are in pre-clinical discovery and research stages. As a result, we expect that it will take several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

We are leveraging our TridentAI platform in an attempt to identify synthetic lethal sensitivities associated with degree of cell plasticity using biomarkers that can be translated for patient selection and stratification for the development of oncology drugs. While we believe that applying our TridentAI platform is a precision oncology approach that identifies the mechanism of action, potential combination drug usage and potentially responsive patient population, our approach is both innovative and in the early stages of development and therefore, the cost and time needed to develop such platform difficult to predict, and our efforts may not result in the successful discovery and development of biomarkers. We may also be incorrect about the effects of the biomarkers on our drug candidates on the diseases of our defined patient populations, which may limit the utility of our approach or the perception of the utility of our approach. Furthermore, our estimates of our defined patient populations available for study and treatment may be lower than expected, which could adversely affect our ability to conduct clinical trials and may also adversely affect the size of any market for medicines we may successfully commercialize. Our approach may not result in time savings, higher success rates or reduced costs as we expect it to, and if not, we may not attract collaborators or develop new drugs as quickly or cost effectively as expected and therefore we may not be able to commercialize our approach as originally expected.

Our TridentAI platform may fail to help us discover and develop appropriate biomarkers for our potential drug candidates which would limit our commercialization prospects and cause our losses to continue.

Any biomarker discovery or drug development that we are conducting using our TridentAI platform may not be successful in identifying biomarkers that have commercial value for our products or therapeutic utility. Our TridentAI platform may initially show promise in identifying potential biomarkers for our drug candidates, yet fail to stratify patients for clinical development or commercialization for a number of reasons, including, but not limited to:

●	research programs to identify new biomarkers will require substantial technical, financial and human resources, and we may be unsuccessful in our efforts to identify biomarkers. If we are unable to identify suitable biomarkers for pre-clinical and clinical development, our ability to stratify patients could be compromised, which could result in significant harm to our financial position and adversely impact our stock price;

●	biomarkers identified through our TridentAI platform may not demonstrate correlation to efficacy, safety or tolerability;

●	the data available for our TridentAI platform that seeks to correlate genomic or biomarker signatures with certain cancers may be influenced by the race of the patient which may limit the efficacy of our drug candidates;

●	the regulatory pathway for the biomarkers may be too complex, expensive or otherwise difficult to navigate successfully; and

●	competitors may develop alternative approaches that render our potential biomarkers non-competitive or less attractive.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize approved drugs, if any. Typically, it takes many years to develop a new drug from the time it is discovered to when it is available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our expenses and adversely affect our ability to generate revenue. The size of our future net losses will depend, in part, on our ability to manage these aspects of our business.

We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have never been profitable and have incurred significant losses in each year since inception. For the years ended December 31, 2021 and 2020, we reported a net loss of $2.2 million and $2.4 million, respectively. As of December 31, 2021, we had an accumulated deficit of $6.9 million. We have funded our operations primarily with proceeds from the sale of our equity and debt securities.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to achieve and maintain profitability and the performance of our stock.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several milestones relating to the discovery, development and commercialization of our product candidates.

Our financial condition and operating results have varied significantly in the past and are expected to continue to fluctuate significantly due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

●	our ability to continue our current research and development programs, including conducting laboratory, pre-clinical studies for product candidates;

●	our ability to initiate clinical trials for product candidates;

●	the success of our clinical trials through all phases of clinical development;

●	delays in the commencement, enrollment and timing of clinical trials;

●	our ability to secure and maintain collaborations, licensing or other arrangements for the future development and/or commercialization of our product candidates, as well as the terms of those arrangements;

●	our ability to obtain, as well as the timeliness of obtaining, additional funding to develop our product candidates;

●	the results of clinical trials or marketing applications for product candidates that may compete with our product candidates;

●	competition from existing products or new products that may receive marketing approval;

●	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;

●	any delays in regulatory review and approval of our product candidates;

●	our ability to identify and develop additional product candidates;

●	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;

●	our ability, and the ability of third parties such as Clinical Research Organizations (“CROs”) to adhere to clinical study and other regulatory requirements;

●	the ability of third-party manufacturers to manufacture our product candidates and key ingredients needed to conduct clinical trials and, if approved, successfully commercialize our products;

●	the costs to us, and our ability as well as the ability of any third-party collaborators, to obtain, maintain and protect our intellectual property rights;

●	costs related to and outcomes of potential intellectual property litigation;

●	our ability to adequately support future growth;

●	our ability to attract and retain key personnel to manage our business effectively; and

●	our ability to build our finance infrastructure and, to the extent required, improve our accounting systems and controls.

Developing new products and services is a speculative and risky endeavor. Products or services that initially show promise may fail to achieve the desired results or may not achieve acceptable levels of analytical accuracy or clinical utility. We may need to alter our products in development and repeat clinical studies before we identify a potentially successful product or service. Product development is expensive, may take years to complete and can have uncertain outcomes. Failure can occur at any stage of the development. If, after development, a product or service appears successful, we may, depending on the nature of the product or service, still need to obtain FDA and other regulatory clearances, authorizations or approvals before we can market it. The FDA’s clearance, authorization or approval pathways are likely to involve significant time, as well as additional research, development and clinical study expenditures. The FDA may not clear, authorize or approve any future product or service we develop. Even if we develop a product or service that receives regulatory clearance, authorization or approval, we would need to commit substantial resources to commercialize, sell and market it before it could be profitable, and the product or service may never be commercially successful. Additionally, development of any product or service may be disrupted or made less viable by the development of competing products or services.

New potential products and services may fail any stage of development or commercialization and if we determine that any of our current or future products or services are unlikely to succeed, we may abandon them without any return on our investment. If we are unsuccessful in developing additional products or services, our potential for growth may be impaired.

In cases where we are successful in obtaining regulatory approval to market one or more of our drug candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to obtain coverage and reimbursement, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved.

We expect our research and development expenses to continue to be significant in connection with our continued investment in our ongoing and planned clinical trials for our current product candidates and any future product candidates we may develop. Furthermore, if we obtain regulatory approval for our product candidates, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have a material adverse effect on our stockholders’ equity, financial position, cash flows and working capital.

We will require substantial additional funding. If we are unable to raise capital on favorable terms when needed, we could be forced to curtail, delay or discontinue our research or drug development programs or any future commercialization efforts.

We are currently advancing our product candidates, HSB-1216 and HSB-888, through pre-clinical stage development. Developing cancer drugs is expensive and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical studies.

As of December 31, 2021, we had cash of $4,356 and we received net proceeds of approximately $13.0 million, after deducting underwriting discounts and commissions and offering expenses borne by us in connection with our initial public offering in January 2022; however, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds may present challenges including, but not limited to, as a result of the novel Coronavirus (“COVID-19”). Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities may dilute our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to make certain dividends, incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Risks Related to the Discovery and Development of Our Product Candidates

We are substantially dependent on the success of our product candidates, HSB-1216 and HSB-888, which are currently in pre-clinical trials. If we are unable to complete development of, obtain approval for and commercialize HSB-1216 or HSB-888 for one or more indications in a timely manner, our business may be harmed.

Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize HSB-1216 and HSB-888, our product candidates which are in the pre-clinical stages of development.

We have no products approved for sale. The success of our business, including our ability to finance our Company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of HSB-1216 and HSB-888 as well as other product candidates, which may never occur.

In the future, we may also become dependent on other product candidates that we may develop or acquire; however, no product candidates based on our Quatramer technology have been tested in humans and given our early stage of development, it may be many years, if at all, before we may be able to demonstrate the safety and efficacy of our product candidates to warrant approval for commercialization.

The clinical and commercial success of our current and any future product candidates will depend on a number of factors, including the following:

●	our ability to raise any additional required capital on acceptable terms, or at all;

●	our ability to complete IND-enabling studies and successfully submit an IND to the FDA;

●	timely completion of our pre-clinical studies and clinical trials, which may be slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

●	requirements by the FDA or similar foreign regulatory agencies to conduct additional clinical trials or other studies beyond those planned to support approval of our product candidates;

●	acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our product candidates by the FDA and similar foreign regulatory authorities;

●	our ability to consistently manufacture our product candidates on a timely basis;

●	our ability, and the ability of any third parties with whom we contract, to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP;

●	our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, efficacy and acceptable risk-benefit profile of our product candidates;

●	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates or future approved products, if any;

●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to our current and future product candidates or approved products, if any;

●	our ability to successfully develop a commercial strategy and thereafter commercialize our product candidates in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

●	the availability of coverage and adequate reimbursement from managed care plans, private insurers, government payors (such as Medicare and Medicaid) and other third-party payors for any of our product candidates that may be approved;

●	the convenience of our treatment or dosing regimen;

●	acceptance by physicians, payors and patients of the benefits, safety and efficacy of our product candidates, if approved, including relative to alternative and competing treatments;

●	the willingness of physicians, operators of hospitals and clinics and patients to utilize or adopt our cancer therapeutics approach;

●	patient demand for our current or future product candidates, if approved;

●	our ability to establish and enforce intellectual property rights in and to our product candidates; and

●	our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims.

These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize our current or future product candidates. Even if regulatory approvals are obtained, we may never be able to successfully commercialize our product candidates. Accordingly, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of our product candidates to continue our business or achieve profitability.

Our Quatramer approach is based on novel ideas and technologies that are unproven and may not result in marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval.

We are using our Quatramer technology to develop product candidates to treat cancer. Our foundational science and product development approach are based on our ability to target specified cells or tissues and converge a therapeutic payload at the site of disease to boost efficacy while abating adverse effects on healthy tissue. We believe that this approach may offer an improved therapeutic effect by driving an intense, focused attack selectively upon a patient’s tumor. However, this approach to treating cancer is novel and the clinical research that results in a product candidate has had limited testing in humans. We are currently in the process of validating different tumor-specific therapeutic product candidates. We may spend substantial funds attempting to develop these products with the Quatramer approach and never succeed in developing a marketable therapeutic.

As such, we cannot assure you that even if we are able to develop product candidates to treat cancer, such therapies would safely and effectively treat cancers. We may spend substantial funds attempting to develop this approach and never succeed in developing a marketable therapeutic. We are unable to predict when or if our drug candidates will prove effective or safe in humans or if we will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete pre-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of pre-clinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. In particular, the small number of patients in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to obtain marketing approval or commercialize our drug candidates, including:

●	regulators or IRBs/ethics committees (“ECs”) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

●	clinical trials for our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, delay clinical trials or abandon product development programs;

●	the number of patients required for clinical trials for our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or the duration of these clinical trials may be longer than we anticipate;

●	competition for clinical trial participants from investigational and approved therapies may make it more difficult to enroll patients in our clinical trials;

●	we or third-party collaborators may fail to obtain the clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;

●	our third-party contractors may fail to meet their contractual obligations to us in a timely manner, or at all, or may fail to comply with regulatory requirements;

●	we may have to suspend or terminate clinical trials for our drug candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

●	our drug candidates may have undesirable or unexpected side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs/ECs to suspend or terminate the trials;

●	the cost of clinical trials for our drug candidates may be greater than we anticipate;

●	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials for our drug candidates may be insufficient or inadequate and result in delays or suspension of our clinical trials; and

●	we or a diagnostic development partner may fail to receive regulatory approval of a companion diagnostic for use with a marketed product.

Our product development costs will increase if we experience delays in pre-clinical studies or clinical trials or in obtaining marketing approvals. We do not know whether any of our planned pre-clinical studies or clinical trials will begin on a timely basis or at all, will need to be restructured or will be completed on schedule, or at all. For example, the FDA may place a partial or full clinical hold on any of our clinical trials for a variety of reasons.

Significant pre-clinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates and may harm our business and results of operations.

Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before we can initiate clinical trials of a drug candidate in any indication, we must submit the results of pre-clinical studies to the FDA along with other information, including information about the drug candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing.

Before obtaining marketing approval from the FDA for the sale of our product candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on pre-clinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our drug candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We still need to receive FDA clearance of our IND for HSB-1216 and HSB-888 before we can begin clinical trials and would require the same acceptance by the FDA prior to initiating any clinical trials in the United States for any of our other drug candidates. The FDA may require us to conduct additional pre-clinical studies for any drug candidate before it allows us to initiate clinical trials under any IND, which may lead to additional delays and increase the costs of our pre-clinical development programs.

Any delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly affect our product development costs. We do not know whether our planned trials will begin on time or at all, or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	the FDA disagreeing as to the design or implementation of our clinical trials or with our recommended dose for any of our pipeline programs;

●	obtaining FDA authorization to commence a trial or reaching a consensus with the FDA on trial design;

●	failing to obtain regulatory clearance or approval of companion diagnostics we may use to identify patients for enrollment in our clinical trials;

●	any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	obtaining approval from one or more IRBs/ECs;

●	IRBs/ECs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

●	changes to clinical trial protocol;

●	clinical sites deviating from trial protocol or dropping out of a trial;

●	failing to manufacture or obtain sufficient quantities of drug candidate or, if applicable, combination therapies for use in clinical trials;

●	patients failing to enroll or remain enrolled in our trials at the rates we expect, or failing to return for post-treatment follow-ups;

●	patients choosing an alternative treatment, or participating in competing clinical trials;

●	lack of adequate funding to continue clinical trials;

●	patients experiencing severe or unexpected drug-related adverse effects;

●	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;

●	selecting or being required to use clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;

●	a facility manufacturing our drug candidates or any of their components being ordered by the FDA to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or infections or cross-contaminations of drug candidates in the manufacturing process;

●	any changes to our manufacturing process that may be necessary or desired;

●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol GCP or other regulatory requirements;

●	us, or our third-party contractors not performing data collection or analysis in a timely or accurate manner or improperly disclosing data prematurely or otherwise in violation of a clinical trial protocol; or

●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs/ECs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a pharmaceutical, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs/ECs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Certain of our scientific advisors or consultants who receive compensation from us are investigators for our clinical trial. Under certain circumstances, we may be required to report some of these relationships to the FDA. Although we believe our existing relationships are within the FDA’s guidelines, the FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of our product candidates. If we experience delays in the completion of, or termination of, any clinical trial of our drug candidates, the commercial prospects of such drug candidate will be harmed, and our ability to generate product revenues will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues which may harm our business, financial condition, results of operations and prospects significantly.

The outcome of pre-clinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, European Medicines Agency (“EMA”) or other comparable foreign regulatory authorities.

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in pre-clinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through pre-clinical studies and early-stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to our product candidates. As a result, assessments of efficacy can vary widely for a particular patient and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes.

We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain approval to market any of our product candidates.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available, and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the interim data from our Phase 1 clinical trial of HSB-1216 or HSB-888. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report tumor responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differs from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, HSB-1216 or HSB-888 or any other product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.

We may not be able to initiate or continue our ongoing or planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

Patient enrollment may be affected if our competitors have ongoing clinical trials for programs that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Patient enrollment for our current or any future clinical trials may be affected by other factors, including:

●	size and nature of the patient population;

●	severity of the disease under investigation;

●	availability and efficacy of approved drugs for the disease under investigation;

●	patient eligibility criteria for the trial in question as defined in the protocol;

●	perceived risks and benefits of the product candidate under study;

●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or other product candidates being investigated for the indications we are investigating;

●	clinicians’ willingness to screen their patients for biomarkers to indicate which patients may be eligible for enrollment in our clinical trials;

●	patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment;

●	proximity and availability of clinical trial sites for prospective patients; and

●	the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients and will not survive the full terms of the clinical trials.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain marketing approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

Furthermore, no regulatory authority has granted approval for a cancer therapeutic based on a Quatramer approach. We may never receive approval to market and commercialize any product candidate. Even if we obtain regulatory approval, the approval may be for targets, disease indications, lines of therapy or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings.

We have not previously submitted an NDA to the FDA or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, any future product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market a product candidate, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval to commercialize our product candidates both in the United States and in selected foreign countries. While the scope of regulatory approval generally is similar in other countries, in order to obtain separate regulatory approval in other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy. Other countries also have their own regulations governing, among other things, clinical trials and commercial sales, as well as pricing and distribution of our product candidates, and we may be required to expend significant resources to obtain regulatory approval and to comply with ongoing regulations in these jurisdictions.

We may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our candidates prove to be ineffective, unsafe or commercially unviable, our entire technology platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

HSB-1216, HSB-888 and HSB-510 are novel technologies, making it difficult to predict the time, cost and potential success of these product candidates. We have not yet been able to assess the safety and efficacy of any product candidates in humans. Our success depends on our ability to develop and commercialize product candidates using our novel Quatramer technology. The novel nature of our technology makes it difficult to accurately predict the developmental challenges we may face for product candidates as they proceed through research, pre-clinical or greenhouse studies and clinical or field trials.

There have been a limited number of clinical trials of products created with induced ferroptosis and reverse EMT, none of which has utilized our Quatramer technology, and no therapeutic product candidates created with induced ferroptosis and reverse EMT technology have received marketing approval in the United States or Europe. Because our therapeutic research programs are all in research or pre-clinical stages, we have not yet been able to assess the safety or efficacy of any product candidates in humans.

If our product candidates do not achieve projected development milestones or commercialization in the announced or expected timeframes, the further development or commercialization of such product candidates may be delayed, and our business may be harmed. Current or future product candidates may not meet safety and efficacy requirements for continued development or ultimate approval in humans and may cause significant adverse events or toxicities.

Adverse side effects or other safety risks associated with our drug candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Results of our planned clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our drug candidates could result in the delay, suspension or termination of clinical trials by us or the FDA for a number of reasons. Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development and the pretreated nature of many patients in our planned clinical trials of HSB-1216, a material percentage of patients in these clinical trials may die during a trial, which could impact development of HSB-1216. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our drug candidates will be harmed and our ability to generate product revenues from this drug candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of our drug candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

Moreover, if our drug candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for our drug candidates, if approved. We may also be required to modify our study plans based on findings in our clinical trials. Many drugs that initially showed promise in early stage testing have later been found to cause side effects that prevented further development. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

It is possible that as we test our drug candidates in larger, longer and more extensive clinical trials, including with different dosing regimens, or as the use of our drug candidates becomes more widespread following any regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition, results of operations and prospects significantly.

In addition, if any of our drug candidates receive marketing approval, and we or others later identify undesirable side effects caused by treatment with such drug, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approval of the drug;

●	we may be required to recall a product or change the way the drug is administered to patients;

●	regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

●	we may be required to implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients;

●	additional restrictions may be imposed on the marketing or promotion of the particular product or the manufacturing processes for the product or any component thereof;

●	we could be sued and held liable for harm caused to patients;

●	the drug could become less competitive; and

●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our drug candidates, if approved, and could significantly harm our business, financial condition, results of operations and prospects.

We sometimes estimate, or may in the future estimate, the timing of the accomplishment of various scientific, clinical, manufacturing, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies or clinical trials, the submission of regulatory filings, the receipt of marketing approval or the realization of other commercialization objectives.

The achievement of milestones such as the timing of the accomplishment of various scientific, clinical, manufacturing, regulatory and other product development objectives may be outside of our control. All of these milestones are based on a variety of assumptions, including assumptions regarding capital resources, constraints and priorities, progress of and results from development activities and the receipt of key regulatory approvals or actions, any of which may cause the timing of achievement of the milestones to vary considerably from our estimates. If we or our collaborators fail to achieve announced milestones in the expected timeframes, the commercialization of our product candidates may be delayed, our credibility may be undermined, our business and results of operations may be harmed, and the price of our common stock may decline.

If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.

The use of any of our existing or future product candidates in clinical trials and the sale of any approved pharmaceutical products may expose us to significant product liability claims. We currently do not have product liability insurance coverage but we intend to obtain such insurance. Such insurance coverage may not protect us against any or all of the product liability claims that may be brought against us in the future. We may not be able to acquire or maintain adequate product liability insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. In the event our product candidate is approved for sale by the FDA or other regulatory agency and commercialized, we may need to substantially increase the amount of our product liability coverage. Defending any product liability claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business.

Our current and future products may never achieve significant commercial market acceptance.

Our success depends on the market’s confidence that we can provide therapeutic products that improve clinical outcomes, lower healthcare costs and enable better biopharmaceutical development. Failure of our products, or those jointly developed with our collaborators, to perform as expected could significantly impair our operating results and our reputation. We believe patients, clinicians, academic institutions and biopharmaceutical companies are likely to be particularly sensitive to defects, errors, inaccuracies, delays and toxicities in or associated with our products. Furthermore, inadequate performance of these products may result in lower confidence in our Quatramer platform in general.

We may not succeed in achieving significant commercial market acceptance for our current or future products due to a number of factors, including:

●	our ability to demonstrate the clinical utility of our Quatramer platform and related products and their potential advantages over existing drug products to academic institutions, biopharmaceutical companies and the medical community;

●	our ability, and that of our collaborators, to secure and maintain FDA and other regulatory clearance, authorization or approval for our products;

●	the agreement by third-party payors to reimburse our products, the scope and extent of which will affect patients’ willingness or ability to pay for our products and will likely heavily influence physicians’ decisions to recommend our products;

●	the rate of adoption of our Quatramer platform and related products by academic institutions, clinicians, key opinion leaders, advocacy groups and biopharmaceutical companies; and

●	the impact of our investments in product innovation and commercial growth.

Additionally, our customers and collaborators may decide to decrease or discontinue their use of our products due to changes in their research and development plans, failures in their clinical trials, financial constraints, the regulatory environment, negative publicity about our products, competing products or the reimbursement landscape, all of which are circumstances outside of our control. We may not be successful in addressing these or other factors that might affect the market acceptance of our products and Quatramer technology. Failure to achieve widespread market acceptance of our Quatramer platform and related products would materially harm our business, financial condition and results of operations.

Our business may be adversely affected by the coronavirus pandemic.

The outbreak of COVID-19 evolved into a global pandemic as COVID-19 spread to many regions of the world. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, including variants, and the actions to contain COVID-19 or treat its impact, among others.

As a result of the continuing spread of COVID-19, our business operations could be delayed or interrupted. For example, to date, as a result of COVID-19 we have experienced delays from our manufacturers with respect to the shipping of our materials as well as delays in completion of analytical testing as a result of the shelter-in-place order restrictions. In addition, our research and development may be affected as a result of delays in study monitoring and data analysis. Furthermore, if COVID-19 continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, any quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our research activities, including our clinical trials.

Moreover, continuing infections and deaths related to the pandemic may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA review and/or approval of our product candidates. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

In the event of a shelter-in-place order or other mandated local travel restrictions, our employees conducting research and development or manufacturing activities may not be able to access their laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and may result in further, disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the continued spread of COVID-19 could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the COVID-19 pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely.

We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and drug candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and drug candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

We may not be successful in our efforts to design additional potential drug candidates.

A key element of our strategy is to apply our knowledge and our understanding of the structure, biology and activity of ferroptosis to develop drug candidates. The therapeutic design and development activities that we are conducting may not be successful in developing drug candidates that are useful in treating cancer or other diseases. Our research programs may initially show promise in identifying potential drug candidates, yet fail to yield drug candidates for clinical development for a number of reasons, including:

●	the research methodology used may not be successful in identifying potential drug candidates;

●	potential drug candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will obtain marketing approval or achieve market acceptance; or

●	potential drug candidates may not be effective in treating their targeted diseases.

Research programs to identify and design new drug candidates require substantial technical, financial and human resources. We may choose to focus our efforts and resources on a potential drug candidate that ultimately proves to be unsuccessful. If we are unable to identify and design suitable drug candidates for pre-clinical and clinical development, we will not be able to obtain revenues from the sale of products in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.

We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted.

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with ours. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may attempt to develop product candidates. In addition, our products may need to compete with drugs physicians use off-label to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with our products.

In particular, there is intense competition in the field of oncology. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient, have a broader label, are marketed more effectively, are more widely reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if the product candidates we develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we develop may be adversely affected.

We are subject to healthcare laws and regulations.

Sales of our product candidates, if approved, or any other future product candidate will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

●	The federal Anti-Kickback Statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value.

●	Federal false claims and false statement laws, including the federal civil False Claims Act and the CMPL, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent.

●	Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, impose obligations on certain types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information.

●	The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

Also, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, as well as state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

The laws and regulations applicable to our business are complex, changing and often subject to varying interpretations. As a result, we may not be able to adhere to all applicable laws and regulations. Any violation or alleged violation of any of these laws or regulations by us could have a material adverse effect on our business, financial condition, cash flows and results of operations. We may be a party to various lawsuits, demands, claims, qui tam suits, government investigations and audits, of which any could result in, among other things, substantial financial penalties or awards against us, reputational harm, termination of relationships or contracts related to our business, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare and other healthcare programs and possible criminal penalties.

If we are found in violation of applicable laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

●	suspension or termination of our participation in federal healthcare programs;

●	criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal False Claims Act, CMPL, and Anti-Kickback Statute;

●	enforcement actions by governmental agencies or claims for monetary damages by patients under federal or state patient privacy laws, including HIPAA;

●	repayment of amounts received in violation of law or applicable payment program requirements, and related monetary penalties;

●	mandated changes to our practices or procedures that materially increase operating expenses;

●	imposition of corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our business practices;

●	termination of various relationships or contracts related to our business; and

●	harm to our reputation which could negatively affect our business relationships, decrease our ability to attract or retain patients and physicians, decrease access to new business opportunities and impact our ability to obtain financing, among other things.

Responding to lawsuits and other proceedings as well as defending ourselves in such matters will continue to require management’s attention and cause us to incur significant legal expense. It is also possible that criminal proceedings may be initiated against us or individuals in our business in connection with investigations by the federal government.

Furthermore, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

If we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting the U.S. healthcare reform, our business may be harmed.

Federal, state and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform or that affect the healthcare industry. We anticipate that there will continue to be increased government oversight and regulation of the healthcare industry in the future. We cannot predict the ultimate content, timing or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on our business. It is possible that future legislation enacted by Congress or state legislatures, or regulations promulgated by regulatory authorities at the federal or state level, could adversely affect our business.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and if we are found to have improperly promoted off-label uses of our drugs or drug candidates, if approved, we may become subject to significant liability.

If we are found to have improperly promoted off-label uses of our drugs or drug candidates, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products, such as our drug candidates. In particular, a drug may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the drug’s approved labeling. If we receive marketing approval for our drug candidates for our proposed indications, physicians may nevertheless use our drugs for their patients in a manner that is inconsistent with the approved label. However, if we are found to have promoted our drugs for any off-label uses, the federal government could levy civil, criminal and/or administrative penalties, and seek fines against us. The FDA or other regulatory authorities could also request that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of our drug candidates, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

We may not be able to obtain or maintain Fast Track designation or accelerated approval for our drug candidates.

If a drug is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA Fast Track designation. If we seek Fast Track designation for a drug candidate, we may not receive it from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular time frame. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

We may not be able to obtain or maintain orphan drug designation or exclusivity for our drug candidates.

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act, the FDA may designate a drug candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or if the disease or condition affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making a drug product available in the United States for the type of disease or condition will be recovered from sales of the product.

Orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Additionally, if a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity. This means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in certain circumstances, including proving clinical superiority (i.e., another product is safer, more effective or makes a major contribution to patient care) to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity, or obtain approval for the same product but for a different indication than that for which the orphan product has exclusivity. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective.

A Breakthrough Therapy designation by the FDA for our drug candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our drug candidates will receive marketing approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive Breakthrough Therapy designation, the receipt of such designation for a drug candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our drug candidates qualify as breakthrough therapies, the FDA may later decide that the drugs no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may seek a breakthrough therapy designation for some of our drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully perform their contractual and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.

We do not have the ability to independently conduct all aspects of our pre-clinical testing or clinical trials. As a result, we have relied upon and plan to continue to rely upon third-party medical institutions, clinical investigators, contract laboratories and other third party CROs to monitor and manage data for our ongoing pre-clinical and clinical programs. We rely on these parties for the execution of our pre-clinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with current GCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our drugs in clinical development.

Regulatory authorities enforce these current GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, nonclinical and pre-clinical or clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates. As a result, our results of operations and the commercial prospects for our drug candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If the third parties conducting our pre-clinical studies or our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical trial protocols or to GCP, or for any other reason, we may need to enter into new arrangements with alternative third parties. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

Manufacturing pharmaceutical products is complex and subject to product loss for a variety of reasons. We contract with third parties for the manufacture of our drug candidates for pre-clinical testing and clinical trials and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We produce very small quantities of small molecules for evaluation in our research programs in our laboratory. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for pre-clinical and clinical testing, as well as for commercial manufacture if any of our drug candidates obtain marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We may be unable to establish any agreements with third-party manufacturers or to do so on favorable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory, compliance and quality assurance;

●	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or the issuance of an FDA Form 483 notice or warning letter;

●	the possible breach of the manufacturing agreement by the third party;

●	the possible misappropriation of our proprietary information, including our trade secrets and know how;

●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;

●	carrier disruptions or increased costs that are beyond our control; and

●	failure to deliver our drugs under specified storage conditions and in a timely manner.

We have only limited supply arrangements in place with respect to our drug candidates, and these arrangements do not extend to commercial supply. We acquire many key materials on a purchase order basis. As a result, we do not have long-term committed arrangements with respect to our drug candidates and other materials. If we obtain marketing approval for any of our drug candidates, we will need to establish an agreement for commercial manufacture with a third party; however, no assurance can be provided that we will be able to enter into a commercial manufacture agreement on reasonable terms, if at all.

Third-party manufacturers may not be able to comply with cGMP or similar regulatory requirements outside of the United States. Our failure, or the failure of our third-party manufacturers and suppliers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, our third-party manufacturers and suppliers are subject to numerous environmental, health and safety laws and regulations, including those governing the handling, use, storage, treatment and disposal of waste products, and failure to comply with such laws and regulations could result in significant costs associated with civil or criminal fines and penalties for such third parties. Based on the severity of regulatory actions that may be brought against these third parties in the future, our clinical or commercial supply of drug and packaging and other services could be interrupted or limited, which could harm our business.

Our drug candidates and any products that we may develop may compete with other drug candidates and products for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP and that may be capable of manufacturing our product candidates.

As we prepare for later-stage clinical trials and potential commercialization, we will need to take steps to increase the scale of production of our drug candidates. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our drug candidates or in the manufacturing facilities in which our drug candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current contract manufacturers for pre-clinical and clinical testing cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our drug candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer.

Our current and anticipated future dependence upon others for the manufacture of our drug candidates or products may adversely affect our future profit margins and our ability to commercialize any products that obtain marketing approval on a timely and competitive basis.

We currently depend on a sole source supplier and manufacturer for the active ingredient in HSB-1216, and the inability to obtain the active ingredient in HSB-1216 as required could harm our business.

We currently source the active ingredient in HSB-1216 from one supplier and manufacturer. Although we believe that we can obtain the active ingredient in HSB-1216 from other suppliers, supply shortages for this particular raw material has and may in the future delay our clinical trials. If we are unable to procure the active ingredient in HSB-1216 as needed, our business may be harmed.

Our failure to find third party collaborators to assist or share in the costs of drug development could materially harm our business, financial condition and results of operations.

Our strategy for the development and commercialization of our proprietary drug candidates may include the execution of collaborative arrangements with third parties. Existing and future collaborators have significant discretion in determining the efforts and resources they apply and may not perform their obligations as expected. Potential third-party collaborators include biopharmaceutical, pharmaceutical and biotechnology companies, academic institutions and other entities. Third-party collaborators may assist us in:

●	funding research, pre-clinical development, clinical trials and manufacturing;

●	seeking and obtaining regulatory approvals; and

●	successfully commercializing any future drug candidates.

If we are not able to establish further collaboration agreements, we may be required to undertake drug development and commercialization at our own expense. Such an undertaking may limit the number of drug candidates that we will be able to develop, significantly increase our capital requirements and place additional strain on our internal resources. Our failure to enter into additional collaborations could materially harm our business, financial condition and results of operations.

In addition, our dependence on licensing, collaboration and other agreements with third parties may subject us to a number of risks. These agreements may not be on terms that prove favorable to us and may require us to relinquish certain rights in our drug candidates. To the extent we agree to work exclusively with one collaborator in a given area, our opportunities to collaborate with other entities could be curtailed. Lengthy negotiations with potential new collaborators may lead to delays in the research, development or commercialization of drug candidates. The decision by our collaborators to pursue alternative technologies or the failure of our collaborators to develop or commercialize successfully any drug candidate to which they have obtained rights from us could materially harm our business, financial condition and results of operations.

Risks Related to Commercialization of Our Drug Candidates

Even if we are successful in completing all pre-clinical studies and clinical trials, we may not be successful in commercializing one or more of our drug candidates.

Even if we complete the necessary pre-clinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our drug candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our drug candidates, and our ability to generate revenue will be materially impaired.

Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside of the United States. Failure to obtain marketing approval for a drug candidate will prevent us from commercializing the drug candidate. We have not submitted an application for or received marketing approval for any of our drug candidates in the United States or in any other jurisdiction.

We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party clinical research organizations or other third-party consultants or vendors to assist us in this process. Securing marketing approval requires the submission of extensive pre-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our drug candidates receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the drug.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted drug application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical studies and clinical trials could delay, limit or prevent marketing approval of a drug candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved drug not commercially viable.

If we are unable to develop satisfactory sales and marketing capabilities, we may not succeed in commercializing our drug candidates.

We have no experience in marketing and selling drug products. We have not entered into arrangements for the sale and marketing of any of our drug candidates.

There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts are expected to be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

We may seek to collaborate with a third party to market our drugs or may seek to market and sell our drugs by ourselves. If we seek to collaborate with a third party, we cannot be sure that a collaborative agreement can be reached on terms acceptable to us.

We cannot be sure that we will be able to acquire, or establish third party relationships to provide, any or all of these marketing and sales capabilities. The establishment of a direct sales force or a contract sales force or a combination direct and contract sales force to market our drugs will be expensive and time-consuming and could delay any drug launch. Further, we can give no assurances that we may be able to maintain a direct and/or contract sales force for any period of time or that our sales efforts will be sufficient to generate or to grow our revenues or that our sales efforts will ever lead to profits.

The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for our drug candidates on a timely basis, or at all.

The time required to obtain approval or other marketing authorizations by the FDA is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval from the FDA.

Prior to obtaining approval to commercialize any drug product candidate in the United States, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, that such product candidates are safe, pure and effective for their intended uses. Results from pre-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the pre-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA. The FDA may also require us to conduct additional pre-clinical studies or clinical trials for our product candidates either prior to or after approval, or it may object to elements of our clinical development programs.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA may disagree with the design or implementation of our clinical trials;

●	we may be unable to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for its proposed indication;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;

●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	the FDA may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of products in development, only a small percentage successfully complete the FDA approval processes and are commercialized. The lengthy approval and marketing authorization process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval and marketing authorization to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

We have invested a significant portion of our time and financial resources in the development of our pre-clinical product candidates. Our business is dependent on our ability to successfully complete pre-clinical and clinical development, obtain regulatory approval for, and, if approved, successfully commercialize HSB-1216, HSB-888, HSB-510 and any future product candidates in a timely manner.

Even if we eventually complete clinical testing and receive approval for HSB-1216, HSB-888, HSB-510 and any future product candidates, the FDA, may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA, also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

In addition, the FDA may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

Failure to obtain marketing approval in foreign jurisdictions would prevent our drug candidates from being marketed abroad.

In order to market and sell our drugs in the European Union and many other foreign jurisdictions, we or our potential third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA marketing approval. The regulatory approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, it is required that the drug be approved for reimbursement before the drug can be approved for sale in that country. We or our potential third-party collaborators may not obtain approvals from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our drugs in any market.

Any drug candidate that we obtain marketing approval for could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our drugs, when and if any of them are approved.

While it is possible that one or more of our drug candidates may require a companion diagnostic to select the patients who will likely respond to a cancer therapy involving one of our drug candidates as a condition of approval, it is too early in our drug candidates development to identify which drug candidate, if any, would require a companion diagnostic. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic drug or indication, the FDA generally will not approve the therapeutic drug or new therapeutic drug indication if the companion diagnostic is not also approved or cleared for that indication. Under the Federal Food, Drug, and Cosmetic Act (“FDCA”), companion diagnostics are regulated as medical devices, and the FDA has generally required companion diagnostics intended to select the patients who will respond to cancer treatment to obtain Premarket Approval (“PMA”) for the diagnostic. The PMA process, including the gathering of clinical and pre-clinical data and the submission to and review by the FDA, involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. A PMA is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a “not approvable” determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. As a result, if we are required by the FDA to obtain approval of a companion diagnostic for a therapeutic drug candidate, and we do not obtain or there are delays in obtaining FDA approval of a diagnostic device, we may not be able to commercialize the drug candidate on a timely basis or at all and our ability to generate revenue will be materially impaired.

Any drug candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such drug, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement a REMS. New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our drug candidates receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the drug.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the drug, including the adoption and implementation of REMS. The FDA and other agencies, including the Department of Justice (“DOJ”), closely regulate and monitor the post-approval marketing and promotion of drugs to ensure they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our drugs for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. In addition, later discovery of previously unknown adverse events or other problems with our drugs, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may have various consequences, including:

●	restrictions on such drugs, manufacturers or manufacturing processes;

●	restrictions and warnings on the labeling or marketing of a drug;

●	restrictions on drug distribution or use;

●	requirements to conduct post-marketing studies or clinical trials;

●	warning letters or untitled letters;

●	withdrawal of the drugs from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recall of drugs;

●	fines, restitution or disgorgement of profits or revenues;

●	suspension or withdrawal of marketing approvals;

●	damage to relationships with any potential collaborators;

●	unfavorable press coverage and damage to our reputation;

●	refusal to permit the import or export of our drugs;

●	drug seizure;

●	injunctions or the imposition of civil or criminal penalties; or

●	litigation involving patients using our drugs.

Healthcare Reform in the United States.

In the United States, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect the future results of pharmaceutical manufactures’ operations. In particular, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. On the federal level, the Affordable Care Act (“ACA”) was enacted in March 2010, and included measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA that have been of greatest importance to the pharmaceutical and biotechnology industry are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●	implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”;

●	a licensure framework for follow-on biologic products;

●	creation of Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price;

●	adoption of methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;

●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	creation of a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

●	expansion of the entities eligible for discounts under the Public Health program.

Although there have been legal and political challenges to certain aspects of the ACA, the Biden Administration has affirmed support for the law, entered its own executive orders to enforce and strengthen it, and committed to examining and, where appropriate, reversing contrary Trump Administration policies. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.”

Because of the volatility surrounding the implementation and enforcement of the ACA since its passage, and at this time, the full effect that the ACA would have on a pharmaceutical manufacturer remains unclear. This uncertainty is heightened by President Biden’s January 28, 2021 Executive Order on Strengthening Medicaid and the Affordable Care Act which indicates that the Biden Administration may significantly modify the ACA and further reform the ACA and other federal programs in manner that may impact our operations. The Biden Administration has indicated that a goal of its administration is to expand and support Medicaid and the ACA and to make high-quality healthcare accessible and affordable. The potential increase in patients covered by government funded insurance may impact our pricing. Further, it is possible that the Biden Administration may further increase scrutiny of drug pricing.

Additionally, in December 2019, a federal appeals court held that the individual mandate portion of the ACA was unconstitutional and left open the question whether the remaining provisions of the ACA would be valid without the individual mandate. However, on appeal, the Supreme Court ruled in June 2021 that the parties challenging the law lacked standing, leaving the ACA in place. It is unclear how any other potential litigation challenging the ACA and the healthcare reform measures of the Biden administration will impact the ACA. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services.

Moreover, prescription drug pricing has been a recent focus of federal policymaking. The Trump Administration issued a series of executive orders and rules related to prescription drug pricing, including executive orders in July and September 2020 focused on reducing drug prices and rules in November 2020 establishing a ‘Most Favored Nation’ rule tying Medicare Part B drug pricing to prices in other countries, as well as a rule effectively banning rebates from Medicare Part D. The Biden Administration has indicated that lowering prescription drug prices is a priority for the Biden Administration as well.

Further, there is uncertainty surrounding the applicability of the biosimilars provisions under the ACA. The FDA has issued several guidance documents, but no implementing regulations, on biosimilars. A number of biosimilar applications have been approved over the past few years. The regulations that are ultimately promulgated and their implementation are likely to have considerable impact on the way pharmaceutical manufacturers conduct their business and may require changes to current strategies. A biosimilar is a biological product that is highly similar to an approved drug notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences between the biological product and the approved drug in terms of the safety, purity, and potency of the product.

Individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm a pharmaceutical manufacturer’s business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce ultimate demand for certain products or put pressure product pricing, which could negatively affect a pharmaceutical manufacturer’s business, results of operations, financial condition and prospects.

In addition, given recent federal and state government initiatives directed at lowering the total cost of healthcare, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and biologics and the reform of the Medicare and Medicaid programs. While no one cannot predict the full outcome of any such legislation, it may result in decreased reimbursement for drugs and biologics, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm a pharmaceutical manufacturer’s ability to generate revenue. Increases in importation or re-importation of pharmaceutical products from foreign countries into the United States could put competitive pressure on a pharmaceutical manufacturer’s ability to profitably price products, which, in turn, could adversely affect business, results of operations, financial condition and prospects. A pharmaceutical manufacturer might elect not to seek approval for or market products in foreign jurisdictions in order to minimize the risk of re-importation, which could also reduce the revenue generated from product sales. It is also possible that other legislative proposals having similar effects will be adopted.

Furthermore, regulatory authorities’ assessment of the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects. For example, average review times at the FDA for marketing approval applications can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous foreign, federal, state and local environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources, including any available insurance.

In addition, our leasing and operation of real property may subject us to liability pursuant to certain of these laws or regulations. Under existing U.S. environmental laws and regulations, current or previous owners or operators of real property and entities that disposed or arranged for the disposal of hazardous substances may be held strictly, jointly and severally liable for the cost of investigating or remediating contamination caused by hazardous substance releases, even if they did not know of and were not responsible for the releases.

We could incur significant costs and liabilities which may adversely affect our financial condition and operating results for failure to comply with such laws and regulations, including, among other things, civil or criminal fines and penalties, property damage and personal injury claims, costs associated with upgrades to our facilities or changes to our operating procedures, or injunctions limiting or altering our operations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations, which are becoming increasingly more stringent, may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Risks Related to Our Intellectual Property

If we do not obtain patent term extension for any drug candidates we may develop, our business may be materially harmed.

In the United States, depending upon the timing, duration, and specifics of any FDA marketing approval of a drug candidate, the patent term of a patent that covers an FDA-approved drug may be eligible for limited patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of drug approval, and only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and other non-United States jurisdictions to extend the term of a patent that covers an approved drug. While, in the future, if and when our drug candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those drug candidates, there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. We may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of the relevant patents, or otherwise failing to satisfy applicable requirements. If we are unable to obtain any patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing drugs following the expiration of our patent rights, and our business, financial condition, results of operations, and prospects could be materially harmed.

Changes to patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our drugs.

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the Leahy-Smith Act) signed into law in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. For example, the Leahy-Smith Act allows third-party submission of prior art to the United States Patent and Trademark Office (“USPTO”) during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter parties review, and derivation proceedings. In addition, the Leahy-Smith Act has transformed the U.S. patent system from a “first-to-invent” system to a “first-to-file” system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our or our collaboration partners’ patent applications and the enforcement or defense of our or our collaboration partners’ issued patents, all of which could harm our business, results of operations, financial condition and prospects.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future.

We or our future licensors may become involved in lawsuits to protect or enforce our patent or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate or otherwise violate our or our future licensors’ issued patents or other intellectual property. As a result, we or our licensors may need to file infringement, misappropriation or other intellectual property related claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke such parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their intellectual property. In addition, in a patent infringement proceeding, such parties could counterclaim that the patents we or our licensors have asserted are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may institute such claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter parties review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings).

An adverse result in any such proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly, and could put any of our owned or in-licensed patent applications at risk of not yielding an issued patent. A court may also refuse to stop the third party from using the technology at issue in a proceeding on the grounds that our owned or in-licensed patents do not cover such technology. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information or trade secrets could be compromised by disclosure during this type of litigation. Any of the foregoing could allow such third parties to develop and commercialize competing technologies and products and have a material adverse impact on our business, financial condition, results of operations, and prospects.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our drug candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. There is considerable patent and other intellectual property litigation in the pharmaceutical and biotechnology industries. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and drug candidates, including interference proceedings, post grant review, inter parties review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the European Patent Office.

The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend. Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. The risks of being involved in such litigation and proceedings may increase if and as our drug candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of merit. We may not be aware of all such intellectual property rights potentially relating to our technology and drug candidates and their uses. Thus, we do not know with certainty that our technology and drug candidates, or our development and commercialization thereof, do not and will not infringe, misappropriate or otherwise violate any third party’s intellectual property.

Even if we believe that third party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of misappropriation, infringement, validity, enforceability, or priority. A court of competent jurisdiction could hold these third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any technology or drug candidate covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent.

If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our technology and drug candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive; thereby giving our competitors and other third parties access to the same technologies licensed to us and could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or drug. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right and could be forced to indemnify our collaborators or others. A finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations, which could materially harm our business. In addition, we may be forced to redesign our drug candidates, seek new regulatory approvals and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

Intellectual property litigation or other legal proceedings relating to intellectual property could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and may also have an advantage in such proceedings due to their more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could compromise our ability to compete in the marketplace.

If we fail to comply with our obligations in our future intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.

We may be party to license and funding agreements that impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with such obligations, our counterparties may have the right to terminate our agreements or require us to grant them certain rights. Such an occurrence could materially adversely affect the value of any drug candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

Additionally, these and other license agreements may not provide exclusive rights to use the licensed intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and drugs in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products and technology in fields of use and territories not included in such agreements. In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we may license from third parties. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our drugs that are the subject of such licensed rights could be adversely affected.

We may need to obtain additional licenses from others to advance our research or allow commercialization of our drug candidates. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all, or such licenses may be non-exclusive. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all.

If we are unable to obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign our technology, drug candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology and drug candidates, which could harm our business, financial condition, results of operations, and prospects significantly.

Disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under the license agreement and other interpretation related issues;

●	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	the sublicensing of patent and other rights under our collaborative development relationships;

●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

●	the priority of invention of patented technology.

In addition, any agreements under which we license intellectual property or technology from third parties may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected technology and drug candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

Our future licensors may rely on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents and patent applications we in-licensed. If other third parties have ownership rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

In spite of our best efforts, our future licensors might conclude that we have materially breached our license agreements and might therefore terminate our license agreements, thereby removing our ability to develop and commercialize drug candidates and technology covered by such agreements. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products and technologies identical to ours. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, and defending patents on drug candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

Risks Related to Managing Our Business and Operations

We may encounter difficulties in managing our growth, which could adversely affect our operations.

As of March 21, 2022, we had 1 full-time employee and 1 part-time employee. As our clinical development and commercialization plans and strategies develop, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;

●	managing our development and commercialization efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

●	improving our operational, financial and management controls, reporting systems and procedures.

Our ability to continue to develop and, if approved, commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including contract manufacturers and companies focused on research and development and discovery activities. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality, accuracy or quantity of the services provided is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain, or may be substantially delayed in obtaining, regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

We may acquire additional technology and complementary businesses in the future. Acquisitions involve many risks, any of which could materially harm our business, including the diversion of management’s attention from core business concerns, failure to effectively exploit acquired technologies, failure to successfully integrate the acquired business or realize expected synergies or the loss of key employees from either our business or the acquired businesses.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and study subjects, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyberattack. The number and complexity of these threats continue to increase over time. If a material breach of, or accidental or intentional loss of data from, our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

Our current operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster, including earthquakes, outbreak of disease or other natural disasters.

Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.

The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including due to the impact of the COVID-19 pandemic, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the United States, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our clinical development programs and the diseases our therapeutics are being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts following approval of our product candidates, if any. Social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such disclosures occur, there is a risk that trial enrollment may be adversely impacted, we fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

The estimates of market opportunity and forecasts of market growth included in this Annual Report on Form 10-K may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Market opportunity estimates and growth forecasts included in this Annual Report on Form 10-K are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The estimates and forecasts included in this Annual Report on Form 10-K relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasts included in this Annual Report on Form 10-K, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

Our employees, independent contractors, consultants, commercial partners, collaborators and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners, collaborators and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws will also increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. Although we have adopted a code of business conduct and ethics, it is not always possible to identify and deter misconduct by our employees, independent contractors, consultants, commercial partners and vendors, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of our operations.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”) may also apply to health-related and other personal information obtained outside of the United States. The GDPR went into effect on May 25, 2018. The GDPR introduced new data protection requirements in the European Union, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfer. The GDPR will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil, criminal, and administrative penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

Changes in U.S. tax law could adversely affect our financial condition and results of operations.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in U.S. tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisors regarding the implications of potential changes in U.S. tax laws on an investment in our common stock.

Risks Related to Our Common Stock

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

●	the commencement, enrollment or results of clinical trials and pre-clinical studies of our drug candidates or those of our competitors;

●	any delay in identifying and advancing a clinical candidate for our other development programs;

●	any delay in our regulatory filings for our drug candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including, without limitation, the FDA’s issuance of a “refusal to file” letter or a request for additional information;

●	adverse results or delays in future clinical trials;

●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

●	adverse regulatory decisions, including failure to receive regulatory approval of for our drug candidates;

●	changes in laws or regulations applicable to our drug candidates, including, but not limited to, clinical trial requirements for approvals;

●	adverse developments concerning our manufacturers;

●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

●	our inability to establish collaborations, if needed;

●	our failure to commercialize our product candidates, if approved;

●	additions or departures of key scientific or management personnel;

●	unanticipated serious safety concerns related to the use of our drug candidates;

●	introduction of new products offered by us or our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	our ability to effectively manage our growth;

●	actual or anticipated variations in quarterly operating results;

●	our cash position;

●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	publication of research reports about us or our industry, or product candidates in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	changes in the market valuations of similar companies;

●	changes in the structure of the healthcare payment systems;

●	overall performance of the equity markets;

●	sales of our common stock by us or our stockholders in the future;

●	trading volume of our common stock;

●	changes in accounting practices;

●	ineffectiveness of our internal controls;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	general political and economic conditions; and

●	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including as a result of the COVID-19 pandemic. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

Although our common stock is currently listed on The Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. If we are unable to maintain listing on Nasdaq or if a liquid market for our common stock does not develop or is sustained, our common stock may remain thinly traded.

The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●	the liquidity of our common stock;

●	the market price of our common stock;

●	our ability to obtain financing for the continuation of our operations;

●	the number of investors that will consider investing in our common stock;

●	the number of market makers in our common stock;

●	the availability of information concerning the trading prices and volume of our common stock; and

●	the number of broker-dealers willing to execute trades in shares of our common stock.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Furthermore, future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 21, 2022, our executive officers, directors and their affiliates will beneficially hold, in the aggregate, approximately 40.10% of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements for the years ended December 31, 2020 and 2019, our independent registered public accounting firm identified a material weakness. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that has been identified by our independent registered public accounting firm relates to the design and implementation of control(s) to review the completeness and accuracy of contracts with financial reporting implications. In addition, the terms and conditions related to these contracts were not communicated to the financial reporting function for analysis and reporting implications in a timely manner. While we intend to take steps to remediate the material weakness in our internal control over financial reporting by formalizing certain accounting policies and internal control documentation and adding staff members with requisite experience to oversee the review of contracts, we may not be successful in remediating such weaknesses in a timely manner, if at all, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Furthermore, if we remediate our current material weakness but identify new material weaknesses in our internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected. As a result of such failures, we could also become subject to investigations by Nasdaq, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our business.

Substantial amounts of our outstanding shares may be sold into the market when lock-up or market standoff periods end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

All of our outstanding shares of common stock held by our directors, executive officers and our stockholders are subject to contractual lock-up restrictions on resale. Specifically, in connection with our initial public offering, our executive officers and directors agreed to a 365 day lock-up restriction from the date of our prospectus in connection with our initial public offering and other stockholders agreed to a 180 day lock-up restriction from the date of our prospectus in connection with our initial public offering. If these stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the expiration of the applicable lock-up period, the trading price of our common stock could decline significantly.

Our Certificate of Incorporation, as amended (“Certificate of Incorporation”) provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between the Company and its stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or employees.

Our Certificate of Incorporation provides that unless we consent in writing to the selection of an alternative forum, the State of Delaware is the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of our Company to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or our Certificate of Incorporation or Bylaws, or (iv) any action governed by the internal affairs doctrine. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. However, our Certificate of Incorporation contains a federal forum provision which provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may result in increased costs to our stockholders, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find our choice of forum provisions contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Our Certificate of Incorporation, Bylaws and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our Certificate of Incorporation, our Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 10 million shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our Certificate of Incorporation, our Bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our Certificate of Incorporation, our Bylaws and Delaware law, as applicable, among other things:

●	provide the board of directors with the ability to alter the Bylaws without stockholder approval;
●	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings; and
●	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

General Risk Factors

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We may choose to take advantage of some, but not all, of the available exemptions. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies, which may make our financial statements less comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We have chosen to take advantage of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

Financial reporting obligations of being a public company in the U.S. are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant additional legal, accounting and other expenses. The obligations of being a public company in the U.S. require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and The Nasdaq Capital Market. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company” or a “smaller reporting company.” Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive office which we lease is located at 1200 Route 22 East, Suite 2000, Bridgewater, NJ 08807. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On January 12, 2022, our common stock began trading on The Nasdaq Capital Market under the symbol “HILS.” Prior to that time, there was no public market for our common stock.

Use of Proceeds from Initial Public Offering

On January 14, 2022, we closed the initial public offering of our common stock pursuant to which we issued and sold 3,750,000 shares of our common stock at a price to the public of $4.00 per share. All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-259821), which was declared effective by the SEC on January 11, 2022. We received net proceeds of approximately $13.0 million, after deducting underwriting discounts and commissions and offering expenses borne by us. None of the expenses incurred by us were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10% or more of our common stock, or (iii) our affiliates. There has been no material change in the planned use of proceeds from our initial as described in our final prospectus filed with the SEC on January 13, 2022 pursuant to Rule 424(b)(4). ThinkEquity acted as sole book-running manager for the offering. The offering commenced on January 11, 2022 and did not terminate before all securities registered in the registration statement were sold.

Stockholders

As of March 21, 2022, there were 25 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Recent Sales of Unregistered Securities

From January 2021 to December 15, 2021, we issued convertible promissory notes in an aggregate principal amount of $1,716,992 to certain investors.

From January 2021 to June 15, 2021, we granted stock options to purchase an aggregate of 227,737 shares of our common stock at a weighted-average exercise price of $7.756 per share to employees, directors and non-employee service providers pursuant to our 2019 Stock Incentive Plan.

The foregoing offers, sales and issuances were exempt from registration under Section 4(a)(2) of the Securities Act or Rule 701 of the Securities Act.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operations together with and our accompanying consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a pre-clinical biotechnology company developing novel therapeutic candidates targeting ferroptosis, an emerging new anti-cancer mechanism resulting in IMCD for treatment resistant cancers. Our most advanced product candidate is HSB-1216, an IMCD modulator, targeting a variety of solid tumors. In a clinical pilot study conducted in Germany by the University of Heidelberg, the active drug in HSB-1216 was found to reduce tumor burden in treatment resistant cancers, including TNBC and epithelial carcinomas. Our goal is to submit an IND to the FDA in 2023 and start a clinical study with HSB-1216 in 2023; however, no assurance can be provided that our IND will be accepted by the FDA in 2023, if at all. If our IND is accepted by the FDA, our HSB-1216 clinical study will focus on expanding upon the clinical pilot study conducted in Germany. If we are able to start our clinical study with HSB-1216 in 2023, we anticipate that initial clinical data from such trial will be released either the end of 2023 or early 2024. We use Quatramer™, our proprietary tumor targeting platform, to enhance the uptake of HSB-1216 in the TME with an extended duration of action and minimal off-target toxicity. In addition, TridentAI, our artificial intelligence precision medicine platform, is used to identify biomarkers in our clinical programs to target specific patient segments.

The discovery of regulated cell death processes, such as apoptosis and autophagy, has enabled novel target discovery for drug development. Ferroptosis, a form of IMCD, is an emerging regulated cell death process which decreases intracellular iron or the LIP. Cancer cells increase the LIP leading to unregulated cell growth and metabolism. Decreasing the LIP induces iron-led ROS production and lipid peroxidation, two key hallmarks of ferroptosis/IMCD. HSB-1216 binds iron in the cytoplasm of cancer cells and decreases the LIP, thereby inducing ferroptosis/IMCD, leading to regulated cell death.

Quatramer is a tumor targeting platform which allows us to leverage and exploit key tumor targets and novel emerging pathways such as IMCD to facilitate the delivery of potent drugs directly to the TME, while sparing healthy tissue. By efficiently extending the circulation half-life, as well as targeting delivery to the tumor site, Quatramer traps drugs into the TME. This emerging orthogonal anti-cancer approach utilizes a fundamental recognized mechanism of iron mediated tumor growth and metabolism. We are building a portfolio of long-acting, potent anti-cancer drug candidates using the Quatramer platform.

TridentAI uses an artificial intelligence precision medicine platform to identify novel biomarkers. TridentAI integrates diverse public datasets, including TCGA to identify novel gene signatures to stratify patients prospectively in clinical trials. Quatramer tumor targeting also allows us to segment patients by exploiting TridentAI’s findings by (i) synthetic lethal sensitivities with novel combinations, (ii) pursue undruggable targets such as c-myc and (iii) target tumors with a high degree of cell plasticity indicative of recurrent/drug resistant phenotype.

The critical components of our business strategy to achieve our goals include:

●	Developing our drug candidate, HSB-1216, in solid tumors.

Data from a clinical pilot use study in Germany led us to progress HSB-1216 into IND-enabling studies with the ultimate goal of submitting an IND to the FDA in 2023.

●	Developing our combination drug candidate, HSB-888, for pediatric sarcomas.

HSB-888 is in IND-enabling trials with the ultimate goal of submitting an IND to the FDA in 2024.

●	Leveraging our Trident Artificial Intelligence Platform.

TAI is a computational intelligence platform that identifies synthetic lethal sensitivities associated with degree of cell plasticity.

●	Developing and commercializing Quatramer in collaboration with leading pharmaceutical companies.

In addition to our internal development programs, we actively seek opportunities to collaborate with recognized biopharmaceutical companies to develop Quatramer incorporating therapeutic payloads from their proprietary product portfolios.

●	Leveraging our novel platform to develop a pipeline of high value Quatramer leads.

The tunability of our technology allows us to efficiently expand our pipeline of Quatramer, both on our own and in collaboration with others, through various combinations of targeted DNA encoded for anti-tumor cytokines and therapeutic payloads, which enables us to move into other areas of oncology, including immuno-oncology whereby we could increase the effectiveness of ICIs.

●	Commercializing proprietary Quatramer based products, including HSB-1216, directly in the United States and with collaborators outside the United States.

We own HSB-1216 and our other proprietary pipeline and expect to maintain similar rights with respect to other proprietary Quatramer we develop.

●	Continuing to extend and protect our product technology and Quatramer through our intellectual property portfolio.

We seek to protect our novel platform through U.S. and international patents as well as know-how and trade secrets relating to the design and manufacturing of our technology.

Recent Developments

On January 14, 2022, we closed the initial public offering of our common stock pursuant to which we issued and sold an aggregate of 3,750,000 shares of our common stock for a purchase price of $4.00 per share. We received net proceeds of approximately $13.0 million, after deducting underwriting discounts and commissions and offering expenses borne by us.

Trends and Uncertainties—COVID-19

The global COVID-19 pandemic continues to evolve. The extent of the impact of the COVID-19 on our business, operations, pre-clinical and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak, COVID-19 variants, and the future impact of COVID-19 on our clinical trial enrollment, clinical trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with many of our employees and consultants working remotely. We will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

Components of Results of Operations

Revenue

We did not recognize revenues for years ended December 31, 2021 and 2020.

Research and Development Expenses

Research and development expenses include personnel costs associated with research and development activities, including third-party contractors to perform research, conduct clinical trials, stock based compensation and manufacture drug supplies and materials. Research and development expenses are charged to operations as incurred.

We accrue costs incurred by external service providers, including contract research organizations and clinical investigators, based on estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials, administrative costs incurred by third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, we may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered.

We have incurred research and development expenses related to the development of HSB-1216. We expect that our research and development expenses will increase as we plan for and commence our clinical trials of HSB-1216 and HSB-888.

We cannot determine with certainty the duration and costs of future clinical trials of our product candidates, HSB-1216 and HSB-888, or any other product candidates we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our current and future product candidates will depend on a variety of factors, including:

●	the scope, rate of progress, expense and results of clinical trials of our current product candidates, as well as of any future clinical trials of our future product candidates and other research and development activities that we may conduct;

●	uncertainties in clinical trial design and patient enrollment rates;

●	the actual probability of success for our product candidates, including their safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;

●	significant and changing government regulations and regulatory guidance; and

●	the timing and receipt of any marketing approvals.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to slower than expected patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and consulting related expenses, including stock based compensation. General and administrative expenses also include professional fees and other corporate expenses, including legal fees relating to corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses and other operating costs that are not specifically attributable to research activities.

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support our continued research activities and development of our product candidates. We also incur expenses associated with being a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, director and officer insurance expenses, corporate governance expenses, investor relations activities and other administrative and professional services.

Acquired In-process Research and Development Expense

Research and development costs incurred in obtaining technology licenses and asset purchases are charged to research and development expense if the technology licensed has not reached technological feasibility which includes manufacturing, clinical, intellectual property and/or regulatory success which has no alternative future use. The licenses purchased by us require substantial completion of research and development and regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the years ended December 31, 2021 and 2020, the purchase price of licenses and assets acquired was classified as acquired in-process research and development expenses in the consolidated statements of operations.

Change in Redemption Value

We account for derivative instruments in accordance with Accounting Standards Codification (“ASC”) 815, Derivative and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value. Our derivative financial instrument consists of an embedded feature contained in our convertible debt that we call the “redemption liability.”

The initial fair value of the redemption feature relating to the convertible debt instruments is treated as a debt discount and amortized over the term of the related debt using the straight-line method, which approximates the interest method. If a loan is paid in full, any unamortized financing costs will be removed from the related accounts and charged to operations. Amortization of debt discount is recorded as a component of interest expense. In accordance with Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest, the unamortized debt discount is presented in the accompanying balance sheet as a direct deduction from the carrying amount of the related debt.

The redemption liability includes a provision that provides the noteholder with certain conversion and put rights at various conversion or redemption values as well as certain call options for us. The fair value of the redemption liability is calculated under Level 3 of the fair value hierarchy, determined based upon a Probability-Weighted Expected Returns Method (“PWERM”). This PWERM was determined to be the most appropriate method of estimating the value of possible redemption or conversion outcomes over time, since we have not entered into a priced equity round through December 31, 2021. The significant assumptions utilized in these calculations are the possible exit scenarios (either a conversion of the principal and accrued interest of the Notes in the event of a Next Equity Financing, a repayment of the Notes and accrued interest in the event of a Corporate Transaction (as defined in the Notes) or a repayment of the Notes and accrued interest at maturity), the pre-money valuation of our common stock, the probabilities of such exit events occurring and discounts/premiums available to the noteholders at such measurement dates. At December 31, 2020, we assumed a 40% probability of a Next Equity Financing event occurring at IPO pricing and a 5% probability of a Corporate Transaction. The calculation of the redemption liability at December 31, 2021 is based upon the actual incremental value derived by the noteholders at the IPO date.

Deferred Offering Costs

Deferred offering consisted of legal, accounting, printing, and filing fees that the Company capitalized which will be offset against the proceeds from the our initial public offering.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth key components of our results of operations for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020	Change

Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$1,842,803	$847,272	$995,531
Acquired in-process research and development	-	289,200	(289,200)
General and administrative	1,365,214	671,879	693,335
Total operating expenses	3,208,017	1,808,351	1,399,666
Other (expenses) income:
Interest expense	(831,277)	(246,534)	(584,743)
Change in redemption value	1,832,651	(362,486)	2,195,137
Total other (expenses) income, net	1,001,374	(609,020)	1,610,394
Net (loss) income	$(2,206,643)	$(2,417,371)	$210,728

Research and Development Expenses

Research and development expenses increased by $995,531, or 117.5%, to $1,842,803 for the year ended December 31, 2021 from $847,272 for the year ended December 31, 2020. The increase was primarily the result of an increase in expenses for pre-clinical activities of $512,279; stock based compensation expense of $406,024 related to research and development team members; and consulting expenses of $78,357. These increases were offset by decreases of $1,129 in various other expenses.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expense was $0 for the year ended December 31, 2021 and $289,200 for the year ended December 31, 2020, a decrease of $289,200. The in-process research and development expenses represent expenses incurred with the acquisition of Farrington that closed during the year ended December 31, 2020.

General and Administrative Expenses

General and administrative expenses increased by $693,335, or 103.2%, to $1,365,214 for the year ended December 31, 2021 from $671,879 for the year ended December 31, 2020. The increase in general and administrative expenses was primarily due to an increase of $598,665 in stock based compensation expense; $164,862 in accounting expenses; $8,665 in insurance expenses; and $3,080 in legal expenses. These increases were offset by a decreases of $34,786 in consulting expenses and $47,151 in various other expenses.

Interest Expense

Interest expense increased by $584,743, or 237.2%, to $831,277 for the year ended December 31, 2021 from $246,534 for the year ended December 31, 2020. The increase in interest expense was primarily related to the issuance of convertible promissory notes. See Note 4 of our consolidated financial statements.

Change in Redemption Value

The change in redemption value decreased by $2,195,137, or 605.6%, to $1,832,651 for the year ended December 31, 2021 from $362,486 for the year ended December 31, 2020 as the redemption liability was re-evaluated in light of the actual fair value increment provided to the debt holders upon completion of our initial public offering in January 2022.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2021, we incurred operating losses in the amount of approximately $3.2 million and have an accumulated deficit of approximately $6.9 million at December 31, 2021. We have financed our working capital requirements through December 31, 2021 primarily through the issuance of convertible promissory notes payable issued to related parties.

On January 14, 2022, we closed our initial public offering (“IPO”) of 3,750,000 shares of our common stock at a public offering price of $4.00 per share. The gross proceeds from the IPO were $15.0 million, prior to deducting underwriting discounts, commissions, and other offering expenses. The net proceeds from the IPO were approximately $13.0 million. We granted the underwriters a 45-day option to purchase up to an additional 562,500 shares of common stock at the public offering price less discounts and commissions, to cover over-allotments; however, this option expired unexercised. Additionally, and as a result of the completion of the IPO, all of our related party convertible debt and accrued interest was converted into an aggregate of 1,225,384 shares of our common stock pursuant to the terms of the convertible note.

We believe our cash on hand after the IPO is sufficient to meet our operating obligations and capital requirements for at least twelve months from the issuance of the financial statements included in this Annual Report on Form 10-K. Thereafter, we may need to raise further capital through the sale of additional equity or debt securities or other debt instruments to support our future operations.

Cash Flow Activities for the Years Ended December 31, 2021and 2020

The following table sets forth a summary of our cash flows for the periods presented.

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(1,086,244)	$(1,078,432)
Net cash provided by financing activities	898,748	1,232,003
Net (decrease) increase in cash	$(187,496)	$153,571

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2021 was $1,086,244 which consisted of net loss of $2,206,643, partially offset by $73,184 in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities and $1,047,215 in net increase in operating accounts. The non-cash charges consist of stock compensation expenses of $1,239,269, amortization of debt discount of $666,566 offset by decrease in fair value of redemption liability of $1,832,651. The net increase in operating activities was primarily due to an increase of $850,293 in accounts payable and accrued expenses, an increase in accrued interest of $164,646 and a decrease of $32,276 in prepaid expenses and other current assets.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 was $898,748. The net increase in financing activities was from net cash proceeds of $1,078,015 from the issuance of convertible promissory notes offset by deferred offering costs of $179,267.

Convertible Promissory Notes

Commencing in May 2017, we issued convertible promissory notes (the “Notes”) to certain investors to help finance our operations. The principal amount of such notes ranged from $1,000 to $300,000. Interest on the unpaid principal balance accrued at a rate of 5% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. Unless earlier converted into shares of our common stock or preferred stock (“Equity Securities”), the principal and accrued interest was due and payable by us on demand by the holders at any time after the earlier of (i) the maturity date of each Note and (ii) the closing of the Next Equity Financing. “Next Equity Financing” means the next sale or series of related sales of our Equity Securities pursuant to which we receive gross proceeds of not less than $5,000,000 for Notes issued in 2017 and through November 2020 and $7,500,000 for Notes issued after November 2020 (including the aggregate amount of debt securities converted into Equity Securities upon conversion or cancellation of Notes).

In general, the maturity date was two years from the date of issuance, except for the Notes issued in December 2020 and thereafter, in the aggregate principal amount of approximately $2,135,000, which had a maturity date of three years from the date of issuance. For Notes issued in 2017 through September 2018, the default interest rate of 20% was added to the Notes for the period after the maturity date (“default period”).

As discussed below, the Notes automatically converted into the type of Equity Securities issued in the Next Equity Financing upon closing of the IPO. The number of shares of such Equity Securities to be issued was equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Note on the date of conversion by the lesser of (i) 80% of the price paid per share of Equity Securities by the investors in the Next Equity Financing, or (ii) an equity valuation of $25 million ($50 million for notes issued after December 2020). In connection with the closing of our IPO, in January 2022, notes in the aggregate amount of approximately $3,920,640, including interest accrued thereon, were converted into an aggregate of 1,225,384 shares of our common stock.

On September 27, 2020, we issued a related party note holder notes (“Exchange Notes”) in exchange for seven Notes which were in default (“Original Notes”) at such time by more than 90 days. The Original Notes had a principal of approximately $265,000 and accrued interest of $37,000 at December 31, 2019. As of September 27, 2020, the aggregate outstanding principal of the Original Notes was approximately $265,000 and accrued interest (which included the default interest rate of 20% as described above) was approximately $71,000. The Exchange Notes took the then principal and accrued interest of the Original Notes and added an original issue discount of 37.5% to determine the new principal, which amounted to an aggregate of $537,968. The Company accounted for this transaction as a debt extinguishment, and the incremental amount of the principal of the notes payable of $201,737 was recorded to accumulated deficit (analogous to a “deemed dividend”), since the notes were with related parties, and included in the calculation of loss per share.

On September 27, 2020, we issued certain related party note holders Exchange Notes in exchange for five Notes payable which were in default. As of such date, the aggregate outstanding principal and interest was approximately $26,000, which included the 20% default interest rate. The new Exchange Notes in the aggregate principal amount of approximately $26,000 had substantially the same terms as the original Notes. There were no accounting entries required upon the re-issuance of such Exchange Notes.

Effective October 1, 2020, all Notes which matured, and were not repaid or converted, were rolled over on substantially the same terms as the Original Notes (“Rolled Over”). Approximately $805,000 of such Original Notes were Rolled Over through December 31, 2021, of which approximately $166,000 occurred prior to December 31, 2020 and $639,000 occurred between January 1, 2021 and December 31, 2021. Since the terms of the new notes are not substantially different from the Original Notes, this was not accounted for as a debt modification or debt extinguishment.

Critical Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures in the financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: research and development expense recognition, valuation of common shares and stock options, allowances of deferred tax assets, valuation of debt related instruments, accrued expenses and liabilities, and cash flow assumptions regarding going concern considerations.

Critical Accounting Policies

Research and development

Research and development costs are expensed as incurred. Research and development expenses include personnel costs associated with research and development activities, including third party contractors to perform research, conduct clinical trials and manufacture drug supplies and materials. We accrue for costs incurred by external service providers, including contract research organizations and clinical investigators, based on our estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials, administrative costs incurred by third parties, and other indicators of the services completed.

Acquired in-process research and development

We have acquired, and may in the future acquire, rights to develop and commercialize new product candidates and/or other in-process research and development assets. In accordance with Financial Accounting Standards Board’s ASC 730-10-25-1, Research and Development, the up-front acquisition or licensing payments are expensed as acquired in-process research and development provided that the drug has not achieved regulatory approval for marketing, and, absent obtaining such approval, have no alternative future use.

Stock based compensation

Stock based compensation represents the cost related to stock based awards granted to our employees, directors and consultants and our affiliates. We measure stock based compensation costs at the grant date, based on the estimated fair value of the award and recognize the cost over the requisite service period.

We recognize compensation costs resulting from the issuance of stock based awards to employees, non-employees and directors as an expense in our consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock based award. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. As of December 31, 2021, we were a private company and lacked company-specific historical and implied volatility information. Therefore, we estimated our expected stock volatility based on the historical data regarding the volatility of a publicly traded set of peer companies. The expected term of stock options granted to non-employees was between five and seven years. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The fair value of common stock was determined with the assistance of an independent third-party valuation expert when issuing stock options and computing its estimated stock based compensation expense and value of shares issued in acquiring product candidates. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment. In order to determine the fair value, we considered, among other things, contemporaneous valuations of our common stock, our business, financial condition and results of operations, including related industry trends affecting our operations; the likelihood of achieving various liquidity events; the lack of marketability of our common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

Fair value measurements

We apply ASC 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in our principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The calculation of the redemption liability at December 31, 2021 is based upon the actual incremental value derived by the noteholders at the IPO date.

Debt discount and derivative instruments

The initial fair value of the redemption value relating to the convertible debt instruments is treated as a debt discount and amortized over the term of the related debt using the straight-line method, which approximates the interest method. If a loan is paid in full, any unamortized financing costs will be removed from the related accounts and charged to operations. Amortization of debt discount is recorded as a component of interest expense. In accordance with ASU 2015-03, Interest — Imputation of Interest, the unamortized debt discount is presented in the accompanying balance sheet as a direct deduction from the carrying amount of the related debt.

We account for derivative instruments in accordance with ASC 815, Derivative and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Our derivative financial instrument consists of an embedded feature contained in our convertible debt that is bifurcated and accounted for separately. See Note 4 of our audited consolidated financial statements.

Recently Issued and Adopted Accounting Standards

See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

JOBS Act

We are an “emerging growth company,” as defined in the JOBS Act. Emerging growth companies can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act. As a result, our consolidated financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards. For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). We will remain an emerging growth company until the earliest of (i) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fiscal year following the fifth anniversary of the date of the completion of our IPO.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HILLSTREAM BIOPHARMA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Hillstream BioPharma, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hillstream BioPharma, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2020.

/s/ Mayer Hoffman McCann P.C.

Los Angeles, California

April 1, 2022

HILLSTREAM BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

Assets

Current assets:
Cash	$4,356	$191,852
Prepaid expenses and other current assets	70,670	102,946
Deferred offering costs	546,651	-

Total current assets	621,677	294,798

Total assets	$621,677	$294,798

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,463,059	$514,828
Accrued interest	179,621	73,066
Due to founder	200,000	200,000
Accrued expenses	318,223	48,777
Redemption liability	980,233	1,325,288
Short-term portion of related-party convertible notes, net	1,392,544	563,425

Total current liabilities	4,533,680	2,725,384
Related-party convertible notes, net, less short-term portion	772,899	1,286,942
Total liabilities	5,306,579	4,012,326

Commitments and contingencies (See Note 10)	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 6,357,314 shares issued and outstanding as of December 31, 2021 and 2020	636	636
Additional paid-in capital	2,225,712	986,443
Accumulated deficit	(6,911,250)	(4,704,607)

Total stockholders’ deficit	(4,684,902)	(3,717,528)

Total liabilities and stockholders’ deficit	$621,677	$294,798

The accompanying footnotes are an integral part of these consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020
Operating expenses:
Research and development	$1,842,803	$847,272
Acquired in-process research and development	-	289,200
General and administrative	1,365,214	671,879

Total operating expenses	3,208,017	1,808,351

Loss from operations	(3,208,017)	(1,808,351)

Other income (expenses):
Interest expense	(831,277)	(246,534)
Change in redemption value	1,832,651	(362,486)

Total other income (expenses), net	1,001,374	(609,020)

Net loss	$(2,206,643)	$(2,417,371)

Net loss per share:
Basic and diluted	$(0.35)	$(0.38)

Weighted average number of common shares outstanding:
Basic and diluted	6,357,314	6,347,144

The accompanying footnotes are an integral part of these consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit

Balance at December 31, 2019	6,281,557	$628	$462,671	$(2,085,499)	$(1,622,200)

Issuance of shares for the acquisition of Farrington Therapeutics LLC	75,757	8	289,192	-	289,200

Stock based compensation	-	-	234,580	-	234,580

Deemed dividend upon debt exchange	-	-	-	(201,737)	(201,737)

Net loss	-	-	-	(2,417,371)	(2,417,371)

Balance at December 31, 2020	6,357,314	636	986,443	(4,704,607)	(3,717,528)

Stock based compensation	-	-	1,239,269	-	1,239,269

Net loss	-	-	-	(2,206,643)	(2,206,643)

Balance at December 31, 2021	6,357,314	$636	$2,225,712	$(6,911,250)	$(4,684,902)

The accompanying footnotes are an integral part of these consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the years ended
	December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(2,206,643)	$(2,417,371)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development expense	-	289,200
Amortization of debt discount	666,566	145,356
Stock based compensation	1,239,269	234,580
Change in fair value of redemption liability	(1,832,651)	362,486
Changes in operating accounts:
Changes in prepaid expenses and other current assets	32,276	(100,346)
Changes in accounts payable and accrued expenses	850,293	306,570
Changes in accrued interest	164,646	101,093

Net cash used in operating activities	(1,086,244)	(1,078,432)

Cash flows from financing activities
Proceeds from related-party convertible notes	1,078,015	1,232,003
Deferred offering costs	(179,267)	-

Net cash provided by financing activities	898,748	1,232,003

Net (decrease) increase in cash	(187,496)	153,571

Cash - beginning of year	191,852	38,281

Cash - end of year	$4,356	$191,852

Supplemental disclosure of non-cash investing and financing activities:

Shares issued upon acquisition	$-	$289,200
Deemed dividend	$-	$201,737
Accrued interest roll-over to new notes payable	$58,091	$89,456
Due to founder converted to note payable	$-	$55,068
Unpaid deferred offering costs	$367,384	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

Note 1 - Description of Business and Liquidity

Hillstream BioPharma, Inc. (“HBI”) was incorporated on March 28, 2017, as a Delaware C-corporation. At December 31, 2021, Hillstream BioPharma, Inc. had two wholly-owned subsidiaries: HB Pharma Corp. (“HB”) and Farrington Therapeutics LLC (“Farrington” and together with HBI and HB, the “Company”).

The Company is a pre-clinical biotechnology company developing novel therapeutic candidates targeting ferroptosis, an emerging new anti-cancer mechanism resulting in iron mediated cell death (“IMCD”) for treatment resistant cancers. The Company’s most advanced product candidate is HSB-1216, an IMCD modulator, targeting a variety of solid tumors. The active drug in HSB-1216 was found to reduce tumor burden in a clinical pilot study in Germany in treatment resistant cancers, including triple negative breast cancer and epithelial carcinomas. The Company’s goal is to file an investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) in 2023 and start a clinical study with HSB-1216 in 2023; however, no assurance can be provided that the Company’s IND will be accepted by the FDA in 2023, if at all. If the IND is accepted by the FDA, the HSB-1216 clinical study will focus on expanding upon the clinical pilot study conducted in Germany. If the Company is able to start the clinical study with HSB-1216 in 2023, the Company anticipates that initial data from such trial will be released either at the end of 2023 or early 2024. The Company uses Quatramer™, the proprietary tumor targeting platform, to enhance the uptake of HSB-1216 in the tumor microenvironment with an extended duration of action and minimal off-target toxicity. In addition, Trident Artificial Intelligence, the Company’s artificial intelligence precision medicine platform, is used to identify biomarkers in its clinical programs to target specific patient segments. The discovery of regulated cell death processes, such as apoptosis and autophagy, has enabled novel target discovery for drug development. Ferroptosis, a form of IMCD, is an emerging regulated cell death process which decreases intracellular iron or the Labile Iron Pool (“LIP”). Cancer cells increase the LIP leading to unregulated cell growth and metabolism. Decreasing the LIP, induces iron-led reactive oxygen species production and lipid peroxidation, two key hallmarks of ferroptosis/IMCD. HSB-1216 binds iron in the cytoplasm of cancer cells and decreases the LIP, thereby inducing ferroptosis/IMCD, leading to regulated cell death. Areas of interest for the development of HSB-1216 are as a treatment of solid tumors, including triple negative breast cancer, uveal melanoma, glioblastoma multiforme, head and neck squamous cell carcinoma and other treatment resistant cancers with high unmet need.

Liquidity

The accompanying consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2021, the Company incurred operating losses in the amount of approximately $3.2 million and had an accumulated deficit of approximately $6.9 million at December 31, 2021. The Company financed its working capital requirements through December 31, 2021 primarily through the issuance of convertible promissory notes payable issued to related parties.

On January 14, 2022, the Company closed its initial public offering (“IPO”) of 3,750,000 shares of the Company’s common stock at a public offering price of $4.00 per share. The gross proceeds to the Company from the IPO were $15.0 million, prior to deducting underwriting discounts, commissions, and other offering expenses. The net proceeds to the Company from the IPO were approximately $13.0 million. The Company granted the underwriters a 45-day option to purchase up to an additional 562,500 shares of common stock at the public offering price less discounts and commissions, to cover over-allotments; however, this option expired unexercised. Additionally, and as a result of the completion of the IPO, all of the related party convertible debt and accrued interest was converted into an aggregate of 1,225,384 shares of the Company’s common stock pursuant to the terms of the convertible notes. The shares of the Company’s common stock began trading on The Nasdaq Capital Market on January 12, 2022 under the ticker symbol “HILS”.

The Company believes its cash on hand after the completion of the IPO is sufficient to meet its operating obligations and capital requirements for at least twelve months from the issuance of these financial statements. Thereafter, the Company may need to raise further capital through the sale of additional equity or debt securities or other debt instruments to support its future operations.

Other risks and uncertainties

There can be no assurance that the Company’s products, if approved, will be accepted in the marketplace, nor can there be any assurance that any future products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed, if at all. The Company is subject to risks common to biopharmaceutical companies including, but not limited to, the development of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, uncertainty of market acceptance of products and the need to obtain additional financing. The Company is dependent on third party suppliers. The Company’s products require approval or clearance from the FDA prior to commencing commercial sales in the United States. Approvals or clearances are also required in foreign jurisdictions in which the Company may license or sell its products. There can be no assurance that the Company’s products will receive all of the required approvals or clearances.

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported globally. The World Health Organization declared COVID-19 to constitute a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March 2020, individual states mandated “stay at home orders”, restricted access to hospitals, prohibited elective surgeries and instituted other restrictions in connection with the COVID-19 outbreak. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on future developments, including access to products, potential disruptions in global freight networks, domestic and foreign government actions and changes in demand based on the duration and severity of the COVID-19 outbreak. As of December 31, 2021, the Company’s operations have not been materially affected by COVID-19.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company operates in one segment.

Reverse stock split

On September 16, 2021, the Company effectuated a reverse split of shares of its common stock at a ratio of 1-for-26.4 pursuant to an amendment to the Company’s Certificate of Incorporation, as amended, filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. The par value of the Company’s common stock was not adjusted as a result of the reverse split. All issued and outstanding common stock share and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse split for all periods presented.

Principles of consolidation

The consolidated financial statements include the accounts of Hillstream BioPharma, Inc. and its wholly-owned subsidiaries, HB Pharma Corp., Nanoproteagen and Farrington. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures in the financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: research and development expense recognition, valuation of common shares and stock options, allowances of deferred tax assets, valuation of debt related instruments, accrued expenses and liabilities, and cash flow assumptions regarding going concern considerations.

Cash

The Company from time to time during the period covered by these financial statements may have had bank account balances in excess of federally insured limits. The Company has not experienced losses in such accounts. The Company believes that it is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Research and development

Research and development costs are expensed as incurred. Research and development expenses include personnel costs associated with research and development activities, including third party contractors to perform research, conduct clinical trials and manufacture drug supplies and materials. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrolment in clinical trials, administrative costs incurred by third parties, and other indicators of the services completed. Substantially all of the prepaid expenses at December 31, 2021 relate to a manufacturing services agreement. Substantially all of the prepaid expenses at December 31, 2020 relate to the purchase of an active pharmaceutical ingredient.

Acquired in-process research and development

The Company has acquired, and may in the future acquire, rights to develop and commercialize new product candidates and/or other in-process research and development assets. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730-10-25-1, Research and Development, the up-front acquisition or licensing payments are expensed as acquired in-process research and development provided that the drug has not achieved regulatory approval for marketing, and, absent obtaining such approval, has no alternative future use.

Stock based compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each option grant to employees, non-employees and directors is estimated as of the date of grant using the Black-Scholes option-pricing model, net of actual forfeitures. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. At December 31, 2021, the Company was a private company and lacked company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical data regarding the volatility of a publicly traded set of peer companies. The expected term of stock options granted was between five and seven years. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

Common stock valuations

The Company was required to periodically estimate the fair value of common stock with the assistance of an independent third-party valuation expert when issuing stock options and computing its estimated stock-based compensation expense and value of shares issued in acquiring product candidates. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment. In order to determine the fair value, the Company considered, among other things, contemporaneous valuations of the Company’s common stock, the Company’s business, financial condition and results of operations, including related industry trends affecting its operations; the likelihood of achieving various liquidity events; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

Debt discount and derivative instruments

The initial fair value of the redemption feature relating to the convertible debt instruments is treated as a debt discount and amortized over the term of the related debt using the straight-line method, which approximates the interest method. If a loan is paid in full, any unamortized financing costs will be removed from the related accounts and charged to operations. Amortization of debt discount is recorded as a component of interest expense. In accordance with Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest, the unamortized debt discount is presented in the accompanying balance sheet as a direct deduction from the carrying amount of the related debt.

The Company accounts for derivative instruments in accordance with ASC 815, Derivative and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. The Company’s derivative financial instrument consists of an embedded feature contained in the Company’s convertible debt that is bifurcated and accounted for separately. See Note 4 for further details.

Fair value measurements

The Company applies ASC 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying value of the Company’s prepaid expenses, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. The redemption feature of the debt instruments is recorded at fair value. See Note 5.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 -	Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 -	Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 -	Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting, printing, and filing fees that the Company capitalized which will be offset against the proceeds from the IPO.

Income taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. A valuation allowance has been recognized for all periods since it is “more likely than not” that some portion or all of the deferred tax assets will not be realized in future periods.

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. At December 31, 2021 and 2020, the Company had no unrecognized uncertain income tax positions, and therefore no amounts have been recognized in the consolidated financial statements.

Net loss per share

The Company reports loss per share in accordance with ASC 260-10, Earnings Per Share, which provides for calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net earnings (loss) per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Potentially dilutive securities not included in the computation of earnings (loss) per share for the years ended December 31, 2021 and 2020 included options to purchase 903,468 and 675,731 shares of common stock, respectively. The number of shares issuable upon the conversion of convertible debt and accrued interest (which was 1,225,384 shares at the IPO date of January 14, 2022) is not included in the denominator since their inclusion would be anti-dilutive. All common share amounts and per share amounts have been adjusted to reflect a 1-for-26.4 reverse stock split of the Company’s common stock effectuated on September 16, 2021. Management concluded that the deemed dividend (see Note 4) is analogous to a return on equity classified preference shares, therefore the deemed dividend is added to the net loss for purposes of the basic and diluted loss per share calculation. Accordingly, the numerator of the loss per share calculation (basic and diluted) is $2,619,108 for the year ended December 31, 2020.

New accounting pronouncements not yet adopted:

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows except as discussed below.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” which replaces the existing guidance in ASC 840 - Leases. This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee would recognize a straight-line total lease expense. This ASU is effective for fiscal years beginning after December 15, 2021 and for interim periods within those fiscal years. The Company will evaluate the impact of adoption of this ASU when it enters into a lease arrangement.

Debt with Conversion and Other Options and Derivatives and Hedging

The FASB recently issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities that meet the definition of an SEC filer, excluding smaller reporting companies as defined by the Securities and Exchange Commission (“SEC”), for fiscal years beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact this standard will have on its financial statements.

Earnings Per Share

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Codification Improvements

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance contains improvements to the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The guidance also contains Codifications that are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. This is effective for the Company for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-10 to have a material impact on its consolidated financial statements.

Note 3 - Acquisition

Farrington

On November 12, 2020, the Company acquired 100% of the member interests of Farrington, an early-stage biotech company which owned a next generation anthracycline, HSB-888, for pediatric osteosarcoma. Pursuant to an Exchange Agreement, the Company issued 75,757 shares of its common stock to the seller as consideration for the purchase. The transaction did not meet the definition of a business combination for financial reporting purposes, since there were no business inputs, employees acquired, processes or outputs at the time of the transaction. The fair value of the common stock issued was estimated to be approximately $289,200, for which the single asset was recognized as a component of acquired in-process research and development expense in the accompanying consolidated statements of operations in the year ended December 31, 2020.

Note 4 - Convertible Notes - Related Parties

Commencing in May 2017, the Company entered into Subordinated Convertible Promissory Note Agreements (the “Agreements”) with certain lenders (together, the “Holders” or individually, the “Holder”), pursuant to which the Company issued Subordinated Convertible Promissory Notes (individually the “Note” or together the “Notes”) to the Holders, principally all to the Chief Executive Officer and founder of the Company, a member of the Company’s board of directors and third parties that are family members of the founder and Chief Executive Officer. See Note 9. Interest on the unpaid principal balance accrues at a rate of 5% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. Unless earlier converted into shares of the Company’s common stock or preferred stock (collectively, the “Equity Securities”), the principal and accrued interest shall be due and payable by the Company on demand by the Holders at any time after the earlier of (i) the Maturity Date (as defined in each Agreement) and (ii) the closing of the Next Equity Financing. “Next Equity Financing” means the next sale, or series of related sales, by the Company of its Equity Securities pursuant to which the Company receives gross proceeds of not less than $5,000,000 for Notes issued in 2017 and through November 2020 and $7,500,000 for Notes issued after November 2020 (including the aggregate amount of debt securities converted into Equity Securities upon conversion or cancellation of the Notes).

In general, the stated maturity date was two years from the date of issuance, except for the Notes entered into in December 2020 and thereafter (in the aggregate principal amount of approximately $2,135,000) which have a stated maturity date of three years. For Notes entered into in 2017 and through September 2018, the default interest rate of 20% was added to the Notes for the period after the maturity date.

The Notes will automatically convert into the type of Equity Securities issued in the Next Equity Financing upon closing. The number of shares of such Equity Securities to be issued will be equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Note on the date of conversion by the lesser of (i) 80% of the price paid per share for Equity Securities by the investors in the Next Equity Financing, or (ii) an equity valuation of $25 million ($50 million for Notes issued after December 2020). No Next Equity Financing occurred through December 31, 2021; however on January 14, 2022, all outstanding Notes and accrued interest were converted into an aggregate of 1,225,384 shares of the Company’s common stock as the IPO qualified as a Next Equity Financing.

Certain embedded features contained in the Notes in the aggregate are embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value for all Notes of approximately $2,421,000. Accretion of debt discount for the Notes was recorded as interest expense was approximately $667,000 and $145,000 for the years ended December 31, 2021 and 2020, respectively. Accrued interest expense associated with the Notes at December 31, 2021 and December 31, 2020 amounted to approximately $180,000 and $73,000, respectively. Interest expense, including accretion of the debt discount, amounted to approximately $831,000 and $246,000 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, all convertible debt instruments which had matured had been rolled over into new notes as described below.

	December 31,
	2021	2020

Principal amount outstanding	$3,734,446	$2,598,340
Less: debt discount, net of accretion	(1,569,003)	(747,973)

Carrying value	$2,165,443	$1,850,367

Current portion	$1,392,544	$563,425
Long term portion	772,899	1,286,942
Total carrying value	$2,165,443	$1,850,367

Exchange notes

On September 27, 2020, the Company agreed to issue a related party Note holder notes (“Exchange Notes”) in exchange for seven Notes payable which were in default (“Original Notes”) at such time by more than 90 days. The Original Notes had a principal amount of approximately $265,000 and accrued interest of $37,000 at December 31, 2019. As of September 27, 2020, the aggregate outstanding principal was approximately $265,000 and accrued interest, which included the default interest rate of 20% as described above, was approximately $71,000. The Exchange Notes took the then principal and accrued interest of the Original Notes and added an original issue discount of 37.5% to determine the new principal amount which amounted to an aggregate of $537,968. The Company accounted for this transaction as a debt extinguishment, and the incremental amount of the principal of the Exchange Notes payable of $201,737 was recorded to accumulated deficit (analogous to a “deemed dividend”) in the year ended December 31, 2020, since the Exchange Notes are with related parties, and included in the calculation of loss per share.

On September 27, 2020, the Company issued certain related party Noteholders notes (“September Exchange Notes”) in exchange for five Notes payable, which were in default. As of such date, the aggregate outstanding principal and interest was approximately $26,000, which included the default interest rate of 20% as described above. The September Exchange Notes in the aggregate principal amount of approximately $26,000 were issued with substantially the same terms as the Original Notes. There were no accounting entries required upon the re-issuance of such Exchange Notes.

Roll-over notes

Effective October 1, 2020, all Notes which matured, and were not repaid or converted, were rolled over on substantially the same terms as the Original Notes (“Rolled Over”). Approximately $805,000 of such Original Notes were Rolled Over through December 31, 2021, of which approximately $166,000 occurred prior to December 31, 2020 and $639,000 occurred between January 1, 2021 and December 31, 2021. Since the terms of the new notes are not substantially different from the Original Notes, this was not accounted for as a debt modification or debt extinguishment.

Note 5 - Redemption Liability

The fair value of the redemption liability is calculated under Level 3 of the fair value hierarchy, determined based upon a Probability-Weighted Expected Returns Method (“PWERM”). This PWERM was determined to be the most appropriate method of estimating the value of possible redemption or conversion outcomes over time, since the Company has not entered into a priced equity round through December 31, 2021. The significant assumptions utilized in these calculations are the possible exit scenarios (either a conversion of the principal and accrued interest of the Notes in the event of a Next Equity Financing, a repayment of the Notes and accrued interest in the event of a Corporate Transaction (as defined in the Notes) or a repayment of the Notes and accrued interest at maturity), the pre-money valuation of the Company’s common stock, the probabilities of such exit events occurring and discounts/premiums available to the noteholders at such measurement dates. At December 31, 2020, the Company assumed a 40% probability of a Next Equity Financing event occurring at IPO pricing. At December 31, 2020, the Company assumed a 5% probability of a Corporate Transaction. The calculation of the redemption liability at December 31, 2021 is based upon the actual incremental value derived by the Holders at the IPO date. The calculation of the redemption liability also used the following assumptions during the years:

December 31,
2020

Assumed ranges pre-money valuation at time of Next Equity Financing	$ 5 – 50 million
Discount rate	8.86- 11.13%
Expected coupon interest rate on Notes	5.0%
Expected term to exit event	2.0- 3.0 years

The fair value of the redemption liability is re-measured at each period and is summarized as follows:

	December 31,
	2021	2020

Beginning balance	$1,325,288	$126,183
Initial embedded redemption value	1,487,596	836,619
Change in fair value	(1,832,651)	362,486

Ending balance	$980,233	$1,325,288

The change in fair value of a gain of $1,832,651 and loss of $362,486 for the years ended December 31, 2021 and 2020, respectively, is recorded as a component of other income (expenses), net in the accompanying consolidated statements of operations.

Note 6 - Stock Based Compensation

Under the Company’s 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”) the Company may grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares and performance units to employees, directors and consultants of the Company and its affiliates. Up to 94,696 shares of the Company’s common stock may be issued pursuant to the 2017 Stock Incentive Plan.

The Company has granted options to acquire 92,801 shares of common stock at $13.20 per share under the 2017 Stock Incentive Plan, and 1,895 remains available for issuance. At each of December 31, 2021 and December 31, 2020, there were options outstanding to acquire 92,801 shares of common stock. As of December 31, 2021, all such options were fully vested, and the weighted average remaining contractual life for such options was approximately 6.2 years.

In July 2019, the Company authorized a new plan (the “2019 Stock Incentive Plan”). The Company initially reserved 284,090 shares of its common stock for issuance pursuant to the 2019 Stock Incentive Plan in the form of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, restricted stock, performance shares and performance units to employees, directors and consultants of the Company and its affiliates. On August 30, 2019, the Company approved an increase in the number of shares authorized for issuance under the 2019 Stock Incentive Plan by 2,575,757 shares. In January 2021, the Company approved an increase in the number of shares reserved for issuance under the 2019 Stock Incentive Plan by 574,494 shares. On May 31, 2021, the Company approved an increase in the number of shares reserved for issuance under the 2019 Stock Incentive Plan by 467,171 shares. At December 31, 2021, a total of 3,901,512 shares are authorized for issuance under the 2019 Stock Incentive Plan.

The Company has granted options to acquire 2,420,514 shares of common stock under the 2019 Stock Incentive Plan, and 1,480,998 remain available for issuance at December 31, 2021. The shares issued in 2021 and 2020 and the shares exercised under the 2019 Stock Incentive Plan are included in the table below. At December 31, 2021, there are stock options outstanding to acquire 810,667 shares of common stock with a weighted average exercise price of $3.25 and a weighted average contractual term of 8.0 years.

The following table summarizes stock-based activities under the 2017 Stock Incentive Plan and 2019 Stock Incentive Plans:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Terms

Outstanding at December 31, 2019	475,368	$3.22	9.4 years
Granted	200,363	2.80
Exercised	-	-
Forfeited/cancelled	-	-
Outstanding at December 31, 2020	675,731	3.09	8.8 years
Granted	227,737	7.76
Exercised	-	-
Forfeited/cancelled	-	-
Outstanding at December 31, 2021	903,468	$4.27	7.9 years

Exercisable options at December 31, 2021	580,642	$5.98	8.0 years

Vested and expected to vest at December 31, 2021	658,206	$5.72	8.5 years

The following table summarizes the exercise price range as of December 31, 2021:

Exercise Price	Outstanding Options	Exercisable Options

$0.08	275,564	33,261
0.31	78,212	78,133
2.64	107,004	65,564
3.82	73,857	73,857
5.28	48,294	19,044
7.03	18,940	18,940
7.82	208,797	204,180
$13.20	92,800	87,663
	903,468	580,642

The fair value of stock option awards is estimated at the date of grant using the Black-Scholes option-pricing model. The estimated fair value of each stock option is then expensed over the requisite service period, which is generally the vesting period (ranging between immediate vesting and 4 years). The determination of fair value using the Black-Scholes model is affected by the Company’s share price as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, risk-free interest rate and forfeitures.

Stock options granted during the years ended December 31, 2021 and 2020 were valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31,
	2021	2020

Expected volatility	111.3%	83.0%
Risk-free interest rate	0.6%	0.7%
Expected dividend yield	-	-
Expected life of options in years	5.0	5.0
Estimated fair value of common stock	$7.03	$2.455

The weighted average grant date fair value of stock options granted during the years ended December 31, 2021 and 2020 was approximately $5.48 and $1.53, respectively. The weighted average fair value of stock options vested in the years ended December 2021 and 2020 was approximately $5.47 and $1.37, respectively.

Stock based compensation expense was approximately $1,239,000 ($531,000 included in research and development expense and $708,000 included in general and administrative expenses) and approximately $234,000 ($124,000 included in research and development expense and $110,000 included in general and administrative expenses) for the years ended December 2021 and 2020, respectively, and is included in the accompanying consolidated statements of operations. At December 31, 2021, the total unrecognized compensation expense related to non-vested options was approximately $75,000 and is expected to be recognized over the remaining weighted average service period of approximately 0.5 years.

Included in the above table are stock options granted in 2019 to purchase 231,058 shares of the Company’s common stock at an exercise price of $0.079 per share and stock options granted in 2020 to purchase 14,204 shares of common stock at an exercise price of $5.28 per share, which vest upon a specified performance condition. Since the occurrence of this condition was not considered probable as of December 31, 2021 and 2020, the Company has not recognized any expense for such grants through December 31, 2021.

In March 2021, the Company modified the stock option exercise price for stock options granted during 2020, increasing the exercise price of such stock options from $0.18 or $2.598 to $0.314 or $3.817 per share, respectively. The increase in the stock option exercise price was accounted for as a modification of the stock grant in 2021; however, the impact on the Company’s consolidated statements of operations was immaterial.

Note 7 – Stockholders’ deficit

Pursuant to an amendment to the Company’s Certificate of Incorporation filed in April 2019, the Company increased the number of authorized shares of common stock to 250 million shares. See Note 2 for a discussion of the reverse stock split.

During the year ended December 31, 2020, the Company issued 75,757 shares of common stock for the Farrington acquisition transaction described in Note 3.

Note 8 – income taxes

The Company does not have any significant current income taxes due because of the losses generated in each period.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, the Company recorded a valuation allowance to fully offset the gross deferred tax asset because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2021 and 2020. The valuation allowance increased by approximately $652,000 and $589,000 for the years ended December 31, 2021 and 2020, respectively.

Significant components of the Company’s deferred tax assets at December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020

Deferred tax assets:
Federal net operating loss carryforward	$702,000	$424,000
State net operating loss carryforward	238,000	182,000
Capitalized costs	394,000	199,000
Acquired In-process research and development	178,000	205,000
Research and development credit	45,000	66,000
Stock compensation	336,000	17,000
Accrued expenses and other	(66,000)	82,000

Total deferred tax assets	1,827,000	1,175,000
Valuation allowance	(1,827,000)	(1,175,000)

Deferred tax asset, net of valuation allowance	$-	$-

The income tax benefit for the years ended December 31, 2021 and 2020 differ from the amounts computed by applying the U.S. Federal income tax rate of 21% to loss before income tax benefit as a result of non-deductible expenses, tax credits generated and increases in the Company’s valuation allowance.

	December 31,
	2021	2020

Income tax benefit at the federal statutory rate	$(463,000)	$(508,000)
Permanent differences and other	(61,000)	117,000
State income taxes	(118,000)	(167,000)
Research and development credit	(40,000)	(31,000)
Other	30,000	-
Change in Valuation allowance	652,000	589,000

Effective income tax expense	$-	$-

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company determined that valuation allowances of $1,827,000 million and $1,175,000 at December 31, 2021 and 2020, respectively, were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At December 31, 2021, the Company had available net operating loss carryforwards of approximately $3.3 million for federal income tax purposes, all of which was generated after 2017 and can be carried forward indefinitely under the Tax Cuts and Jobs Act. At December 31, 2021, the Company had approximately $46 thousand of federal research and development (“R&D”) tax credit carryforwards. If not utilized, the federal R&D credits will begin to expire in 2038. The Company also had $3.3 million of state net operating losses that will begin to expire in 2037.

Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited. Although the Company has not undertaken a formal analysis, it is likely that such an ownership change occurred during 2021.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of NOLs, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company has concluded that the CARES Act did not have a material impact on its financial position, results of operations, or cash flows.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act which extended many of the benefits of the CARES Act that were scheduled to expire. The Company evaluated the impact of the Consolidated Appropriations Act on its consolidated financial statements and related disclosures and concluded that the impact is immaterial.

Note 9 - Related Party Transactions

As described in Note 4, the Company entered into the Notes with the Holders commencing in May 2017. The Holders of substantially all of the Notes are the Company’s founder and Chief Executive Officer, a member of the Company’s board of directors and third parties that are family members of the founder and Chief Executive Officer.

In addition to the above Notes, the Company has amounts due to the founder and Chief Executive Officer that totaled $200,000 at December 31, 2021 and December 31, 2020 for accrued compensation. See Note 10. There are no established terms for repayment of such amounts.

During the year ended December 31, 2020, expenses paid on behalf of the Company by the Chief Executive Officer of $55,068 were converted into a convertible promissory note and is included in convertible notes-related parties on the accompanying balance sheet.

Note 10 - Commitments And Contingencies

Small molecule analogues

On December 30, 2019, the Company acquired a series of small molecule analogues pursuant to an asset purchase agreement (“APA”). Pursuant to the APA, the Company is required to make a payment of $50,000 upon raising of at least $2 million in funding, and up to $1.75 million based upon successfully meeting clinical and sales milestones. As of December 31, 2021, such fund-raising requirement was not met and no payments were made pursuant to the APA. The Company included, in accounts payable at December 31, 2021 and December 31, 2020, the $50,000 required initial payment. Milestone based payments, if any, will be expensed as incurred.

Employment agreement

In January 2019, the Company entered into a three-year employment agreement with its Chief Executive Officer which provides a specified base salary and bonus. The employment agreement also provides the Chief Executive Officer with certain benefits while employed and if employment ceases. The Company accrued $200,000 in 2019 related to the Chief Executive Officer’s base salary as per the employment agreement, which is included in due to founder, which remains outstanding as of December 31, 2021. No bonus was approved by the board of directors of the Company for any period through December 31, 2021.

In January 2020, the Company amended the employment agreement pursuant to which, in lieu of a cash base salary, the Chief Executive Officer will be compensated with stock options to purchase 7,575 shares of common stock per month (at an exercise price based upon the most recent 409A valuation) effective January 1, 2020 until the Company receives a minimum of $3,000,000 of gross proceeds from the sale of the Company’s securities, after which time, cash compensation, pursuant to the employment agreement, shall be paid.

Effective January 1, 2021, the Company amended the employment agreement with its Chief Executive Officer to provide a revised base salary pre-funding (as defined in the employment agreement). In lieu of cash base salary, the Chief Executive Officer will be compensated with stock options to purchase 18,939 shares of the Company’s common stock per month (an exercise price of $7.82 per share) effective January 1, 2021 until funding meets or exceeds $5,000,000, after which time, cash compensation, pursuant to his employment agreement, shall be paid. The amended employment agreement also provides for a future base salary for the Chief Executive Officer after the Company receives funding greater than $5,000,000 or completes an initial public offering or similar transaction as set forth in the employment agreement. In addition, if the Chief Executive Officer acts as the “finder” of an investor who purchases more than $5,000,000 of the Company’s equity, he will receive a grant of stock options to acquire 757,575 shares of common stock of the Company at an exercise price equal to the most recent fair value of the Company’s common stock. This grant has not been earned as of December 31, 2021.

On June 1, 2021, the Company entered into an Amended and Restated Employment Agreement, as amended on September 24, 2021 (the “Amended and Restated Employment Agreement”) with the Company’s President and Chief Executive Officer. The term of the Amended and Restated Employment Agreement will commence upon the closing of the Company’s initial public offering of its securities and continues for a period of five years and automatically renews for successive one-year periods at the end of each term unless either party provides written notice of their intent not to review at least 60 days prior to the expiration of the then effective term. Pursuant to the Amended and Restated Employment Agreement, the Chief Executive Officer will receive an annual base salary of $485,000, which may be increased from time to time, and shall be eligible to receive an annual cash bonus equal to 55% of his then base salary based upon the achievement of Company and individual performance targets established by the Company’s board of directors. In addition, in the first year in which the Company’s market capitalization (as defined in the Amended and Restated Employment Agreement) equals or exceeds (i) $250 million, the Chief Executive Officer shall receive a cash payment of $150,000; (ii) $500 million, the Chief Executive Officer shall receive a cash payment of $350,000; and (iii) $1 billion, the Chief Executive Officer shall receive a cash payment of $750,000. Furthermore, on or as soon as reasonably practicable following the date of the consummation the Company’s initial public offering of its securities, the Chief Executive Officer shall be granted 757,575 shares of the Company’s common stock at the public offering price per share of common stock sold in the Company’s initial public offering of its securities which shall vest over a 48-month period commencing 12 months after the date of grant. This shall be in addition to any additional equity-based compensation awards the Company may grant the Chief Executive Officer from time to time.

Note 11 - Subsequent Events

A.	IPO

On January 14, 2022, the Company closed its IPO pursuant to which it issued 3,750,000 shares of the Company’s common stock at a public offering price of $4.00 per share. The gross proceeds to the Company from the IPO were $15,000,000, prior to deducting underwriting discounts, commissions, and other offering expenses. The net proceeds to the Company from the IPO were $13.0 million. The Company granted the underwriters a 45-day option to purchase up to an additional 562,500 shares of common stock at the public offering price less discounts and commissions, to cover over-allotments; however, this option expired unexercised. Additionally, and as a result of the completion of the IPO, all of the Company’s convertible debt and accrued interest was converted into an aggregate of 1,225,384 shares of the Company’s common stock pursuant to the terms of the convertible notes.

B.	Notes payable

On January 4, 2022 and January 6, 2022, the Company issued unsecured promissory notes in the aggregate principal amount of $138,887 (including an original issuance discount of an aggregate of $13,887) to three related-party investors. The notes accrue interest at a rate of 12% per annum and mature upon the earlier of (i) June 30, 2022, and (ii) the closing of a Subsequent Equity Financing. “Subsequent Equity Financing” means the next sale (or series of related sales) by the Company of its Equity Securities following the date of the notes pursuant to which the Company receives gross proceeds of not less than $5,000,000. The notes were repaid in full on January 21, 2022.

C. Stock option grant

On January 14, 2022, the Company granted its Chief Executive Officer a stock option to purchase up to 757,575 shares of the Company’s common stock at an exercise price of $4.00 per share in accordance with his employment agreement. See Note 10.

On March 21, 2022, the Company granted options to purchase up to an aggregate of 247,500 shares of the Company’s common stock at an exercise price of $1.33 per share to the independent members of the Company’s board of directors and members of the Company’s Scientific Advisory Board.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness with respect to the lack of control(s) to review the completeness and accuracy of contracts with a financial reporting implication and the timely communication of the terms and conditions to the financial reporting function.  Effective internal control contemplates an appropriate level of review to ensure timely preparation and completeness and accuracy of the financial statements and disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective due to a material weakness in our internal controls with respect to the lack of control(s) to review the completeness and accuracy of contracts with a financial reporting implication and the timely communication of the terms and conditions to the financial reporting function.  Effective internal control contemplates an appropriate level of review to ensure timely preparation and completeness and accuracy of the financial statements and disclosures.

During the first half of 2021, vendor invoices were controlled by our Chief Executive Officer who was responsible for the approval and payment of invoices. Beginning the second half of 2021, invoices were reviewed by our Chief Financial Officer prior to payment. Our Chief Executive Officer controls the release of our payments based on knowledge of the vendor’s progress and a cash management review with our Chief Financial Officer.

In light of the material weakness, we performed additional analysis and other post-closing procedures to ensure the reliability of financial reporting and that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation Plans

We intend to remediate the material weakness by hiring qualified personnel to address adequate controls over the review of the completeness and accuracy of contracts.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as issuers that are “emerging growth companies” under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

Name	Age	Position
Randy Milby	68	Chief Executive Officer and Chairman of the Board of Directors
Thomas Hess	58	Chief Financial Officer
Leonard Mazur	77	Director
Lynne A. Bui, MD	51	Director
Sireesh Appajosyula	46	Director

The business background and certain other information about our directors and executive officers is set forth below.

Randy Milby

Randy Milby has served as our Chief Executive Officer and Chairman of our board of directors since inception in 2017. Mr. Milby is an experienced biopharmaceutical executive and served as the Chief Executive Officer and member of the board of directors at CorMedix Inc., a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of inflammatory and infectious diseases, from May 2012 to December 2012 and from January 2013 until September 2016, respectively. Mr. Milby has served in various other positions including, but not limited to, Global Business Director – BioMedical and Global Business Director – Applied BioSciences of DuPont de Nemours, Inc.; Global Marketing Director of DuPont Crop Protection; Securities Analyst, Investment Research, Biotechnology of Goldman Sachs; and Senior Director of DuPont Merck Pharmaceuticals. Mr. Milby received his BS in pharmacy from The University of Kansas and his MBA in finance/marketing from Washington University in St. Louis – Olin Business School. We believe Mr. Milby is qualified to serve as a member of our board of directors because of his extensive experience in the biotechnology industry.

Thomas Hess

Thomas Hess has served as our Chief Financial Officer since June 2021. In addition, since June 2021, Mr. Hess has served as a consulting Chief Financial Officer through Danforth Advisors and TH Advisors for various biotechnology companies. From August 2014 until June 2021, Mr. Hess served as Chief Financial Officer and Senior Vice President of Finance of Genomind, Inc, a pharmacogenetics company focused on mental health. From September 2011 until its sale in April 2014, Mr. Hess served as Chief Financial Officer and Executive Vice President of Finance of The Keane Organization, a comprehensive provider of unclaimed property services. Mr. Hess also previously served in various other capacities including, but not limited to, Chief Financial Officer and Senior Vice President of Yaupon Therapeutics, Inc.; Chief Financial Officer and Vice President, Finance of Adolor Corporation; Corporate Controller of Vicuron Pharmaceuticals, Inc.; and Senior Manager – Accounting and Audit of KPMG. Mr. Hess received his B.S. in accounting from The Pennsylvania State University and his MBA from Katz Graduate School of Business, University of Pittsburgh. He is a Certified Public Accountant in the state of Pennsylvania and serves on the Board of Directors of Life Sciences Pennsylvania as the audit committee chair.

Leonard Mazur

Leonard Mazur has served as a member of our board of directors since July 2021. In addition, since September 2014, Mr. Mazur has served as Executive Chairman of the board of directors and Secretary of Citius Pharmaceuticals, Inc. (Nasdaq: CTXR) (“Citius”). Mr. Mazur also serves as the Secretary of Citius’ majority-owned subsidiary, NoveCite, Inc. Mr. Mazur is the co-founder and Vice Chairman of Akrimax Pharmaceuticals, LLC (“Akrimax”), a privately held pharmaceutical company specializing in producing cardiovascular and general pharmaceutical products. Akrimax was founded in September 2008 and has successfully launched prescription drugs while acquiring drugs from major pharmaceutical companies. From January 2005 to May 2012, Mr. Mazur co-founded and served as the Chief Operating Officer of Triax Pharmaceuticals LLC (“Triax”), a specialty pharmaceutical company producing prescription dermatological drugs. Prior to joining Triax, he was the founder and, from 1995 to 2005, Chief Executive Officer of Genesis Pharmaceutical, Inc. (“Genesis”), a dermatological products company that marketed its products through dermatologists’ offices as well as co-promoting products for major pharmaceutical companies. In 2003, Mr. Mazur successfully sold Genesis to Pierre Fabre, a leading pharmaceutical company. Mr. Mazur has extensive sales, marketing and business development experience from his tenures at Medicis Pharmaceutical Corporation as Executive Vice President, ICN Pharmaceuticals, Inc. as Vice President, Sales and Marketing, Knoll Pharma (a division of BASF), and Cooper Laboratories, Inc. Mr. Mazur is a member of the Board of Trustees of Manor College, is a recipient of the Ellis Island Medal of Honor and was previously the chairman of the board of directors of LMB, Citius’ wholly-owned subsidiary. Mr. Mazur received both his B.A. and M.B.A. from Temple University and has served in the U.S. Marine Corps Reserves. We believe Mr. Mazur is qualified to serve as a member of our board of directors because of his extensive experience in the biotechnology industry.

Lynne A. Bui, MD

Lynne Bui has served as a member of our board of directors since July 2021. In addition, since June 2017, she has served as President, Chief Executive Officer and a member of the board of directors of Khloris Biosciences, Inc., a biotechnology company dedicated to revolutionizing medical treatment and prevention of cancer and other diseases. Dr. Bui is a board-certified hematologist oncologist, seasoned entrepreneur, angel investor and drug developer, having unparalleled experience in basic, translational and clinical research spanning over 15 years with direct patient care and leading clinical development programs from preclinical IND enabling studies to Phase 1 to 3 registration studies for multiple approved drugs, including cabozantinib, carfilzomib and enzalutamide. In addition, she has held senior level positions at Exelixis, Inc., Onyx Pharmaceuticals (acquired by Amgen Inc.) and Intellikine, Inc. (acquired by Millennium/Takeda in 2012) and has served as Chief Medical Officer and clinical development lead for multiple biotechnology and pharmaceutical companies. She has experience with small molecules, antibodies, dendritic cell vaccines, gene therapies, embryonic stem cells, and cell therapies. As a clinician, Dr. Bui has previously been clinical attending at Stanford Hospital and UCLA Medical Center, and is the Founder and Chairman of Global Cancer Research Institute (“GCRI”), a community-based hematology/oncology clinical practice and clinical trial site. She is also the Founder and Chairman of GCRI Foundation, a non-profit organization dedicated to funding clinical research in cancer; and a former Fellow of the Leukemia & Lymphoma Society, Lymphoma Research Foundation and Howard Hughes Medical Institute. Dr. Bui received her B.A. in molecular and cell biology, with an emphasis in neurobiology from University of California, Berkeley and her M.D. from the David Geffen UCLA School of Medicine. We believe Dr. Bui is qualified to serve as a member of our board of directors because of her extensive clinical and industry experience.

Sireesh Appajosyula

Sireesh Appajosyula has served as a member of our board of directors since July 2021. Since April 2020, he has served as SVP, Corporate Development and Operations of 9 Meters Biopharma, Inc. (Nasdaq: NMTR) (“9 Meters”), a company focused on rare and unmet needs in gastrointestinal patient populations developing compounds with unique gastrointestinal biology, and since 2018 he has served as Managing Member of Highpoint Pharmaceuticals, LLC, a pharmaceutical research and development company. In addition, since 2015, Mr. Appajosyula has served as Managing Partner of Channel BioConsulting, LLC, a company that assists in enhancing search and evaluation efforts for complementary assets to be added to existing portfolios of biopharmaceutical companies. Prior to joining 9 Meters, Mr. Appajosyula spent approximately 8 years at Salix Pharmaceuticals, Inc. (“Salix”) (Nasdaq: SLXP) in various roles in medical affairs, product commercialization and business development until its acquisition by Bausch Health (Nasdaq: BHC). Prior to Salix, he was involved in various roles at Amgen Inc., Critical Therapeutics, Inc. and Sanofi (formerly Aventis). Mr. Appajosyula received his Bachelor of Science and Doctor of Pharmacy from Rutgers University. We believe Mr. Appajosyula is qualified to serve as a member of our board of directors because of his extensive experience in the biotechnology industry.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Arrangements between Officers and Directors

Except as set forth in this Annual Report on Form 10-K, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which such officer or director was selected to serve as an officer or director of the Company.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Committees of Our Board of Directors

Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and its standing committees. We have a standing audit committee, compensation committee and nominating and corporate governance committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Audit Committee

Our audit committee is responsible for, among other things:

●	approving and retaining the independent auditors to conduct the annual audit of our financial statements;

●	reviewing the proposed scope and results of the audit;

●	reviewing and pre-approving audit and non-audit fees and services;

●	reviewing accounting and financial controls with the independent auditors and our financial and accounting staff;

●	reviewing and approving transactions between us and our directors, officers and affiliates;

●	establishing procedures for complaints received by us regarding accounting matters;

●	overseeing internal audit functions, if any; and

●	preparing the report of the audit committee that the rules of the SEC require to be included in our annual meeting proxy statement.

Our audit committee consists of Lynne Bui and Leonard Mazur with Leonard Mazur serving as chair. As permitted under the applicable rules and regulations of the SEC and Nasdaq, we intend to phase in compliance with the audit committee composition requirements prior to the end of the one-year transition period. Our board of directors has affirmatively determined that Lynne Bui and Leonard Mazur each meet the definition of “independent director” under Nasdaq rules, and that they meet the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of Nasdaq. In addition, our board of directors has determined that Leonard Mazur qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors has adopted a written charter for the audit committee which is available on our website at www.hillstreambio.com.

Compensation Committee

Our compensation committee is responsible for, among other things:

●	reviewing and recommending the compensation arrangements for management, including the compensation for our chief executive officer;

●	establishing and reviewing general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

●	administering our stock incentive plans; and

●	preparing the report of the compensation committee that the rules of the SEC require to be included in our annual meeting proxy statement.

Our compensation committee consists of Lynne Bui and Leonard Mazur with Lynne Bui serving as chair. Our board has determined that Lynne Bui and Leonard Mazur are each independent directors under Nasdaq rules. Our board of directors has adopted a written charter for the compensation committee which is available on our website at www.hillstreambio.com.

Nominating and Governance Committee

Our nominating and governance committee is responsible for, among other things:

●	nominating members of the board of directors;

●	developing a set of corporate governance principles applicable to our Company; and

●	overseeing the evaluation of our board of directors.

Our nominating and corporate governance committee consists of Lynne Bui and Sireesh Appajosyula with Sireesh Appajosyula serving as chair. Our board has determined that Lynne Bui and Sireesh Appajosyula are each independent directors under Nasdaq rules. Our board of directors has adopted a written charter for the nominating and governance committee which is available on our website at www.hillstreambio.com.

Scientific Advisory Board

We are supported by members of our Scientific Advisory Board who provide advice and guidance in their respective fields of expertise from pre-clinical to clinical development. Our Scientific Advisory Board is currently composed of the following members who receive compensation in a combination of cash and options to purchase shares of our common stock:

Donald Kufe, MD – Chair of the Scientific Advisory Board; Dana-Farber Cancer Institute/Harvard University

Kwok-Kin Wong, MD, PhD – New York University School of Medicine

Paul Richardson, MD – Dana-Farber Cancer Institute/Harvard University

Surender Kharbanda, PhD - Dana-Farber Cancer Institute

Joseph Paul Eder, MD – Yale University/Yale Cancer Center

David Weaver, PhD – FemtoDx

Richard Stone, MD – Dana-Farber Cancer Institute

Jonathan Rayner, PhD – University of South Alabama

Scott Dixon, PhD – Stanford University

Harpal Singh, PhD – Indian Institute of Technology Delhi

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is filed as an exhibit to this Annual Report on Form 10-K and is posted on our website, www.hillstreambio.com. We intend to post on our website all disclosures that are required by law or Nasdaq rules concerning any amendments to, or waivers from, any provision of the code.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to our principal executive officer, who we also refer to as our “named executive officer”, for the year ended December 31, 2021 and 2020.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Option awards ($)(2)	Total ($)
Randy Milby, President and	2021	(1)	-	-	973,401	973,401
Chief Executive Officer	2020	(3)	-	-	193,627	193,627

(1)	For fiscal year 2021, in lieu of base salary, Mr. Milby was compensated with stock options to purchase 18,939 shares of common stock per month through May 2021.

(2)	Reflects the aggregate grant date fair value of stock options granted during the fiscal year calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions made by us in determining the grant date fair value of our equity awards see Note 6 to our audited consolidated financial statements for the year ended December 31, 2021 included elsewhere in this Annual Report on Form 10-K.

(3)	For fiscal year 2020, in lieu of base salary, Mr. Milby was compensated with stock options to purchase 7,575 shares of common stock per month.

Employment Agreements

Employment Agreement with Randy Milby

On January 1, 2019, we entered into an employment agreement with Randy Milby, to serve as our President and Chief Executive Officer. Pursuant to the employment agreement, Mr. Milby received an annual base salary of $200,000; provided, however, instead of base salary, Mr. Milby was to receive 75,757 shares of our common stock per year until funding met or exceeded $2,000,000 after which cash compensation would be paid. Mr. Milby was also eligible to receive an annual target bonus of up to 100% of the base salary, subject to achievements to be mutually agreed upon by our board of directors and Mr. Milby. Mr. Milby was also entitled to receive an annual grant of stock or stock options as determined by our board of directors, in its sole discretion, among other bonus payments based upon our capitalization. In January 2020, we amended the employment agreement pursuant to which Mr. Milby was to receive stock options to purchase 7,575 shares of common stock per month (at an exercise price based upon the most recent 409A valuation) effective January 1, 2020 until funding met or exceeded $3,000,000, after which time, cash compensation of $200,000 per year would be paid. In addition, if Mr. Milby raised more than $3,000,000, he would receive a grant of options to purchase up to 757,575 shares of our common stock at an exercise price of $4.88. Effective January 1, 2021, we further amended the employment agreement such that in lieu of base salary, Mr. Milby would receive stock options to purchase 18,939 shares of our common stock per month at an exercise price of $7.822 per share effective January 1, 2021 until funding meets or exceeds $5,000,000, after which time, cash compensation of $300,000 per year would be paid. The amendment also provided for a base salary of $435,000 after we received funding greater than $5,000,000, or we completed an initial public offering or similar transaction as set forth in the employment agreement. In addition, if Mr. Milby raised more than $5,000,000, he would receive a grant of stock options to acquire 757,575 shares of our common stock with an exercise price based upon the most recent 409A valuation. Subsequently, on January 20, 2021, we entered into a further amendment to the employment agreement pursuant to which Mr. Milby would receive a base salary of $200,000.

On June 1, 2021, we entered into an Amended and Restated Employment Agreement, as amended on September 24, 2021 (the “Amended and Restated Employment Agreement”), with Randy Milby pursuant to which Mr. Milby will continue to serve as our President and Chief Executive Officer. The term of the Amended and Restated Employment Agreement commenced upon the closing of our initial public offering and continues for a period of five years and automatically renews for successive one year periods at the end of each term unless either party provides written notice of their intent not to review at least 60 days prior to the expiration of the then effective term. Pursuant to the Amended and Restated Employment Agreement, Mr. Milby will receive an annual base salary of $485,000, which may be increased from time to time, and shall be eligible to receive an annual cash bonus equal to 55% of his then base salary based upon the achievement of Company and individual performance targets established by our board. In addition, in the first year in which our market capitalization (as defined in the Amended and Restated Employment Agreement) equals or exceeds (i) $250 million, Mr. Milby shall receive a cash payment of $150,000; (ii) $500 million, Mr. Milby shall receive a cash payment of $350,000; and (iii) $1 billion, Mr. Milby shall receive a cash payment of $750,000. Furthermore, on January 14, 2022, Mr. Milby was granted an option to purchase 757,575 shares of our common stock at an exercise price of $4.00 per share which shall vest over a 48 month period commencing 12 months after the date of grant. This shall be in addition to any additional equity-based compensation awards we may grant Mr. Milby from time to time.

Pursuant to the Amended and Restated Employment Agreement, Mr. Milby’s employment may be terminated (i) by us for Cause (as defined in the Amended and Restated Employment Agreement); (ii) upon Mr. Milby’s death; (iii) upon Mr. Milby’s Disability (as defined in the Amended and Restated Employment Agreement); (iv) or by Mr. Milby for Good Reason (as defined in the Amended and Restated Employment Agreement). In the event Mr. Milby’s employment is terminated, we shall pay Mr. Milby his then base salary through the last day of his employment, the reimbursement of expenses incurred on or prior to the termination date and any earned but unpaid bonus (collectively, the “Accrued Compensation”). In the event Mr. Milby’s employment is terminated as a result of his death or Disability, we shall pay Mr. Milby (i) the Accrued Compensation, (ii) his then base salary through the date which is 90 days after his death or Disability and (iii) such other or additional benefits as may be provided under our employee benefit plans, programs and arrangements (collectively, the “Plans”). In addition, all shares of our capital stock that are subject to vesting and all stock options that are scheduled to vest on or before the next succeeding anniversary of the effective date of the Amended and Restated Employment Agreement shall be accelerated and deemed to have vested as of the termination date. All shares and options that have not vested as of the date of termination shall be forfeited. Any stock options that have vested as of the termination date shall remain exercisable until the earlier of (i) 60 months after the termination date and (ii) the expiration date of the option (all payments to be paid upon Mr. Milby’s death or Disability are hereinafter referred to as the “Death and Disability Severance”). Any payments that shall be made to Mr. Milby as a result of his Disability shall be contingent upon Mr. Milby executing a general release within 21 days of separation from service.

In the event Mr. Milby’s employment is terminated for Cause, Mr. Milby shall receive (i) the Accrued Compensation and (ii) such other and additional benefits, if any, as may be required pursuant to the Plans, and all shares that have not vested as of the termination date shall be forfeited while all stock options that are vested as of the termination date shall remain exercisable for 90 days after such termination (all payments to be paid upon termination of Mr. Milby’s termination for Cause are hereinafter referred to as the “Cause Severance”). If Mr. Milby’s employment is terminated other than for death, Disability or Cause, including if Mr. Milby’s employment is terminated for Good Reason, then, subject to the execution of a separation agreement within 60 days from the separation of service, we shall pay Mr. Milby, (i) the Accrued Compensation, (ii) his then base salary and provide him with health benefits for a period of 12 months following the effective date of his separation from service and (iii) provide such other or additional benefits, if any, as may be provided under the Plans. Furthermore, all shares and stock options that have not vested as of the termination date shall be forfeited, and any stock options that have vested as of the termination date shall remain exercisable until the earlier of (i) 60 months following such termination and (ii) the termination date of such option (all payments to be paid upon Mr. Milby’s termination other than for death, Disability or Cause, including Good Reason, are hereinafter referred to as the “Other Severance” and together with the Death and Disability Severance and the Cause Severance, “Severance”). In the event Mr. Milby’s employment is terminated either (i) by us without Cause at any time within 12 months prior to the consummation of a Change of Control (as defined in the Amended and Restated Employment Agreement), (ii) by Mr. Milby for Good Reason at any time within 12 months after the consummation of a Change of Control or (iii) by us without Cause at any time upon or within 12 months after the consummation of a Change of Control, then Mr. Milby shall (A) be entitled to the acceleration and vesting in full of any then outstanding and unvested equity award, with options continuing to be exercisable for 60 months following termination (or, if earlier, their expiration date) and (B) all Severance; provided, however, that such Severance amount shall equal two times the sum of Mr. Milby’s then base salary and target bonus and the Severance period shall be 24 months.

Outstanding Equity Awards at December 31, 2021

The following table sets forth information concerning outstanding equity awards held by our named executive officer as of December 31, 2021.

		OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Randy Milby	6/20/2018	17,045	1,894	(1)	-		$13.200	6/20/2023
	9/20/2018	9,635	1,349	(2)	-		$13.200	9/20/2023
	7/31/2019	26,633	-		11,245	(3)	$0.0792	7/31/2024
	8/30/2019	-	189,393	(4)	-		$0.0792	8/30/2024
	9/17/2019	1,272	-		621	(5)	$2.6400	9/17/2024
	9/19/2019	1,272	-		621	(6)	$2.6400	9/19/2024
	11/5/2019	621	-		325	(7)	$2.6400	11/05/2024
	12/13/2019	5,721	-		1,854	(8)	$2.6400	12/13/2024
	12/31/2019	23,970	-		13,908	(9)	$2.6400	12/31/2024
	1/31/2020	7,575	-		-		$0.3142	1/31/2030
	2/29/2020	7,575	-		-		$0.3142	2/28/2030
	3/31/2020	7,575	-		-		$0.3142	3/31/2030
	4/30/2020	7,575	-		-		$0.3142	4/30/2030
	5/31/2020	7,575	-		-		$0.3142	5/31/2030
	6/30/2020	7,575	-		-		$0.3142	6/30/2030
	7/31/2020	7,575	-		-		$0.3142	7/31/2030
	8/31/2020	7,575	-		-		$0.3142	8/31/2030
	9/30/2020	7,575	-		-		$0.3142	9/30/2030
	10/31/2020	7,575	-		-		$3.8174	10/31/2030
	11/12/2020	7,575	-		-		$3.8174	11/12/2030
	11/12/2020	37,878	-		-		$3.8174	11/12/2030
	11/30/2020	7,575	-		-		$3.8174	11/30/2030
	12/31/2020	7,575	-		-		$3.8174	12/31/2030
	01/31/2021	18,939	-		-		$7.8223	01/31/2031
	02/01/2021	45,454	-		-		$7.8223	02/01/2031
	02/28/2021	18,939	-		-		$7.8223	02/28/2031
	03/31/2021	18,939	-		-		$7.8223	03/31/2031
	04/02/2021	37,878	-		-		$7.8223	04/02/2031
	04/30/2021	18,939	-		-		$7.8223	04/30/2031
	05/31/2021	18,939	-		-		$7.8223	05/31/2031

(1)	3,787 of the options vested on the date of grant (June 20, 2018), with the balance of the 15,152 options vesting over a period of 48 months thereafter.

(2)	3,787 of the options vested on date of grant (September 20, 2018), with the remaining 7,197 of the options vesting in equal installments over a period of 48 months.

(3)	25% of the options vested on the one year anniversary of the vesting starting date (July 31, 2019), with the remaining 28,409 of the options vesting in equal installments over a period of 48 months.

(4)	100% of the options shall vest on the completion of our IPO or a public listing via reverse merger with a public company. Our IPO closed on January 14, 2022, at which time 100% of the options vested.

(5)	25% of the options vested on the one year anniversary of the vesting starting date (September 17, 2019), with the remaining 1,420 of the options vesting in equal installments over a period of 48 months.

(6)	25% of the options vested on the one year anniversary of the vesting starting date (September 19, 2019), with the remaining 1,420 of the options vesting over a period of 48 equal monthly installments.

(7)	25% of the options vested on the one year anniversary of the vesting starting date (November 5, 2019), with the remaining 710 of the options vesting in equal installments over a period of 48 months.

(8)	3,787 of the options vested on the one year anniversary of the vesting starting date (December 13, 2019), with the remaining 3,788 of the options vesting in equal installments over a period of 48 months.

(9)	25% of the options vested on the one year anniversary of the vesting starting date (December 31, 2019), with the remaining 28,409 of the options vesting in equal installments over a period of 48 months.

Non-Employee Director Compensation

We did not compensate our non-employee directors for their service during the fiscal year ended December 31, 2021.

2017 Stock Incentive Plan

Our board of directors and our stockholders approved the 2017 Stock Incentive Plan (“2017 Plan”) on March 30, 2017, under which we may grant equity incentive awards in order to attract, motivate and retain the talent who are expected to make important contributions to the Company. The material terms of the 2017 Plan are summarized below.

Administration of the 2017 Plan: The 2017 Plan is administered by our board of directors. Our board of directors may delegate any or all of its powers under the 2017 Plan to one or more committees or subcommittees of the board (a “Committee”). All references in the 2017 Plan to the “Board” shall mean our board of directors or a Committee of our board of directors to the extent that the board’s powers or authority under the 2017 Plan have been delegated to such Committee. The Board shall have authority to grant awards and to adopt, amend and repeal such administrative rules, guidelines and practices relating to the 2017 Plan as it shall deem advisable. The Board may correct any defect, supply any omission or reconcile any inconsistency in the 2017 Plan or any award in the manner and to the extent it shall deem expedient to carry the 2017 Plan into effect and it shall be the sole and final judge of such expediency. All decisions by the Board shall be made in the Board’s sole discretion and shall be final and binding on all persons having or claiming any interest in the 2017 Plan or in any award thereunder. No director or person acting pursuant to the authority delegated by the Board shall be liable for any action or determination relating to or under the 2017 Plan made in good faith.

Eligibility Participants: The 2017 Plan authorizes the grant of stock options, restricted stock, restricted stock units and/or other stock based awards to employees, officers, directors, individual consultants and advisors of the Company. The Board determines, in its sole discretion, who will receive awards under the 2017 Plan. Notwithstanding anything in the 2017 Plan or any award documentation to the contrary, for so long as the Company has elected Subchapter S status under Section 1362 of the Internal Revenue Code of 1986, as amended, no award shall be granted or exercised, as the case may be, if the result of such grant or exercise would result in the termination of such Subchapter S status, unless such grant or exercise, as the case may be, is consented to by all stockholders of the Company. Any such purported grant or exercise of an award that does not comply with the foregoing shall be void and have no legal force or effect and shall not be recognized on the books of the Company as effective.

Shares Available Under the 2017 Plan: The maximum number of shares of common stock that may be issued to participants under the 2017 Plan is 94,696, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the 2017 Plan for which the award is canceled, forfeited or expires again become available for grants under the 2017 Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the 2017 Plan.

Stock Options:

General: The Board has the authority to grant options to purchase shares of the Company’s common stock and determine the number of shares of the Company’s common stock to be covered by each option, the exercise price of each option and the conditions and limitations applicable to the exercise of each option, including conditions relating to applicable federal or state securities laws, as it considers necessary or advisable.

Exercise of Options: An option may be exercised only in accordance with the terms and conditions of the option agreement as established by the Board at the time of the grant. The option must be exercised by notice to the Company, accompanied by payment of the exercise price. Payments may be made in cash or, at the option of the Board, by actual or constructive delivery of shares of common stock to the holder of the option based upon the fair market value of the shares on the date of exercise.

Expiration or Termination: Options, if not previously exercised, will expire on the expiration date established by the Board at the time of grant; provided that such term cannot exceed ten years and that such term of an incentive stock option granted to a holder of more than 10% of our voting stock cannot exceed five years. Options will terminate before the expiration date to the extent the vested portion of the option is not exercised within 3 months of the termination date if the holder’s service with us terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of service, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the Board and reflected in the agreement evidencing the award.

Restricted Shares and Restricted Stock Units: Eligible participants may be awarded grants of restricted stock units, which represent the right to receive shares of the common stock to be delivered when the common stock vests. The holders of restricted stock units will have none of the rights of a stockholder of the Company until such time or times as shares of the common stock have been issued to participant in settlement of the award. The Board shall determine the participants to whom and the time or times at which grants of restricted stock units shall be awarded, the number of units to be awarded to any participant, the conditions for vesting, the time or times within which such awards may be subject to forfeiture and restrictions on transfer and other terms and conditions of the awards. Each restricted stock unit shall at all times be equal in value to the fair market value of one share of the common stock of the Company.

Other Stock Based Awards: The Board may grant or sell other awards that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, common stock or factors that may influence the value of such shares. In addition, the Board may grant unrestricted shares to eligible participants.

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the Board. In the event of various changes to the capitalization of our Company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the Board to the number of shares covered by outstanding awards or to the exercise price of such awards. The Board is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our Company, including acceleration of vesting. Except as otherwise determined by the Board at the date of grant, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. The Board also has the authority, at any time, to discontinue the granting of awards. The Board also has the authority to alter or amend the 2017 Plan or any outstanding award or may terminate the 2017 Plan as to further grants, provided that no amendment will, without the approval of our stockholders, increase the number of shares available under the 2017 Plan or change the persons eligible for awards under the 2017 Plan. No amendment that would adversely affect any outstanding award made under the 2017 Plan can be made without the consent of the holder of such award.

2019 Stock Incentive Plan

Our board of directors and our stockholders approved the 2019 Stock Incentive Plan (“2019 Plan”) on July 24, 2019, under which we may grant equity incentive awards in order to attract, motivate and retain the talent who are expected to make important contributions to the Company. The material terms of the 2019 Plan are summarized below.

Administration of the 2019 Plan: The 2019 Plan is administered by our board of directors. Our board of directors may delegate any or all of its powers under the 2019 Plan to one or more committees or subcommittees of the board (a “Committee”). All references in the 2019 Plan to the “Board” shall mean our board of directors or a Committee of our board of directors to the extent that the board’s powers or authority under the 2019 Plan have been delegated to such Committee. The Board shall have authority to grant awards and to adopt, amend and repeal such administrative rules, guidelines and practices relating to the 2019 Plan as it shall deem advisable. The Board may correct any defect, supply any omission or reconcile any inconsistency in the 2019 Plan or any award in the manner and to the extent it shall deem expedient to carry the 2019 Plan into effect and it shall be the sole and final judge of such expediency. All decisions by the Board shall be made in the Board’s sole discretion and shall be final and binding on all persons having or claiming any interest in the 2019 Plan or in any Award. No director or person acting pursuant to the authority delegated by the Board shall be liable for any action or determination relating to or under the 2019 Plan made in good faith.

Eligibility Participants: The 2019 Plan authorizes the grant of stock options, restricted stock, restricted stock units and/or other stock based awards to employees, officers, directors, individual consultants and advisors of the Company.

The Board determines, in its sole discretion, who will receive awards under the 2019 Plan. Notwithstanding anything in the 2019 Plan or any award documentation to the contrary, for so long as the Company has elected Subchapter S status under Section 1362 of the Internal Revenue Code of 1986, as amended, no award shall be granted or exercised, as the case may be, if the result of such grant or exercise would result in the termination of such Subchapter S status, unless such grant or exercise, as the case may be, is consented to by all stockholders of the Company. Any such purported grant or exercise of an award that does not comply with the foregoing shall be void and have no legal force or effect and shall not be recognized on the books of the Company as effective.

Shares Available Under the 2019 Plan: The maximum number of shares of common stock that may be delivered to participants under the 2019 Plan is 3,901,512, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the 2019 Plan for which the award is canceled, forfeited or expires again become available for grants under the 2019 Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the 2019 Plan.

Stock Options:

General: The Board has the authority to grant options to purchase shares of the Company’s common stock and determine the number of shares of the Company’s common stock to be covered by each option, the exercise price of each option and the conditions and limitations applicable to the exercise of each option, including conditions relating to applicable federal or state securities laws, as it considers necessary or advisable.

Exercise of Options: An option may be exercised only in accordance with the terms and conditions of the option agreement as established by the Board at the time of the grant. The option must be exercised by notice to us, accompanied by payment of the exercise price. Payments may be made in cash or, at the option of the Board, by actual or constructive delivery of shares of common stock to the holder of the option based upon the fair market value of the shares on the date of exercise.

Expiration or Termination: Options, if not previously exercised, will expire on the expiration date established by the Board at the time of grant; provided that such term cannot exceed ten years and that such term of an incentive stock option granted to a holder of more than 10% of our voting stock cannot exceed five years. Options will terminate before the expiration date to the extent the vested portion of the option is not exercised within 3 months of the termination date if the holder’s service with us terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of service, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the Board and reflected in the agreement evidencing the award.

Restricted Shares and Restricted Stock Units: Eligible participants may be awarded grants of restricted stock units, which represent the right to receive shares of the Company’s common stock to be delivered when the common stock vests. The holders of restricted stock units will have none of the rights of a stockholder of the Company until such time or times as shares of the common stock have been issued to participant in settlement of the award. The Board shall determine the participants to whom and the time or times at which grants of restricted stock units shall be awarded, the number of units to be awarded to any participant, the conditions for vesting, the time or times within which such awards may be subject to forfeiture and restrictions on transfer and other terms and conditions of the awards. Each restricted stock unit shall at all times be equal in value to the fair market value of one share of the common stock of the Company.

Other Stock Based Awards: The Board may grant or sell other awards that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, common stock or factors that may influence the value of such shares. In addition, the Board may grant unrestricted shares to eligible participants.

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the Board. In the event of various changes to the capitalization of our Company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the Board to the number of shares covered by outstanding awards or to the exercise price of such awards. The Board is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our Company, including acceleration of vesting. Except as otherwise determined by the Board at the date of grant, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. The Board also has the authority, at any time, to discontinue the granting of awards. The Board also has the authority to alter or amend the 2019 Plan or any outstanding award or may terminate the 2019 Plan as to further grants, provided that no amendment will, without the approval of our stockholders, increase the number of shares available under the 2019 Plan or change the persons eligible for awards under the 2019 Plan. No amendment that would adversely affect any outstanding award made under the 2019 Plan can be made without the consent of the holder of such award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 21, 2022 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and named executive officers as a group; and

●	each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 21, 2022, pursuant to the exercise of options or warrants, vesting of common stock or conversion of convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 11,364,444 shares of common stock issued and outstanding as of March 21, 2022.

Unless noted otherwise, the address of all listed stockholders is c/o Hillstream BioPharma, Inc., 1200 Route 22 East, Suite 200, Bridgewater, NJ 08807.

Except as indicated by the footnotes below, we believe, based on information furnished to us, that each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage
Directors and Named Executive Officers:
Randy Milby	3,292,965	(1)	27.53%
Leonard Mazur	132,065	(2)	1.16%
Lynne Bui	26,924	(3)	*
Sireesh Appajosyula	1,378,279	(4)(5)	12.08%
All Named Executive Officers and Directors as a Group (4 persons)	4,830,233		40.10%
5% or Greater Stockholders:
Highpoint Pharmaceuticals LLC (5)	972,222		8.55%
Kufe LLC (6)	842,317		7.41%
Donald Kufe	843,263	(6)(7)	7.42%
Surender Kharbanda	722,602	(8)	6.36%
Varinder Kaur	653,059		5.75%
Bearing Circle Capital LLC (9)	636,008		5.60%
Sandeep Laumas	668,174	(9)(10)	5.88%

* Represents less than 1%.

(1)	Represents (i) 2,694,013 shares of common stock and (ii) 598,952 shares of common stock issuable upon exercise of options. Excludes 780,382 shares of common stock issuable upon exercise of options which are subject to vesting.

(2)	Represents (i) 123,733 shares of common stock and (ii) 8,332 shares of common stock issuable upon exercise of options. Excludes options to purchase up to 41,668 shares of common stock issuable upon exercise of options which are subject to vesting.

(3)	Represents 26,924 shares of common stock issuable upon exercise of options. Excludes options to purchase up to 42,015 shares of common stock issuable upon exercise of options which are subject to vesting.

(4)	Represents (i) 46,210 shares of common stock issuable upon exercise of options, (ii) 284,090 shares of common stock, (iii) 972,222 shares of common stock held by Highpoint Pharmaceuticals LLC and (iv) 75,757 shares of common stock held by Mercer Lake Group LLC. Excludes options to purchase up to 41,668 shares of common stock issuable upon exercise of options which are subject to vesting.

(5)	Sireesh Appajosyula is the Managing Member of each of Highpoint Pharmaceuticals LLC and Mercer Lake Group LLC and in such capacity has the right to vote and dispose of the securities held by such entities. The address of Highpoint Pharmaceuticals LLC is 16192 Coastal Highway Lewes, DE 19958. The address of Mercer Lake Group LLC is 1200 Route 22 East, Suite 2000, Bridgewater, NJ 08807.

(6)	Donald Kufe is the Managing Director of Kufe LLC and in such capacity has the right to vote and dispose of the securities held by such entity. The address of Kufe LLC is 179 Grove Street, Wellesley, MA 02482.

(7)	Represents (i) 842,317 shares of common stock held by Kufe LLC and (ii) 1,778 shares of common stock issuable upon exercise of options held by Donald Kufe. Excludes options to purchase up to 4,168 shares of common stock issuable upon exercise of options which are subject to vesting.

(8)	Represents (i) 721,240 shares of common stock and (ii) 1,362 shares of common stock issuable upon exercise of options. Excludes options to purchase up to 2,084 shares of common stock issuable upon exercise of options which are subject to vesting.

(9)	Sandeep Laumas is the Managing Member of Bearing Circle Capital LLC and in such capacity has the right to vote and dispose of the securities held by such entity.

(10)	Represents (i) 32,166 shares of common stock and (ii) 636,008 shares of common stock held by Bearing Circle Capital LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	903,468	$4.27	1,480,998
Equity compensation plans not approved by security holder	-	-	-
Total	903,468		1,480,998

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2021 and December 31, 2020 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Convertible Promissory Notes

Commencing in May 2017, we entered into Subordinated Convertible Promissory Note Agreements with our Chief Executive Officer with respect to the issuance of convertible promissory notes in the aggregate principal amount of $2,804,318 and $2,031,236 as of December 31, 2021 and 2020, respectively. The convertible promissory notes accrued interest at a rate of 5% per annum. Unless earlier converted into shares of Equity Securities (as defined herein), the principal and accrued interest shall be due and payable by the Company on demand by the holder thereof at any time after the earlier of (i) the Maturity Date (as defined in each note) and (ii) the closing of the Next Equity Financing (as defined herein). “Equity Securities” means, subject to certain exceptions, the Company’s common stock, preferred stock and common stock and preferred stock equivalents. “Next Equity Financing” means the next sale (or series of related sales) by the Company of its Equity Securities from which the Company receives gross proceeds of not less than $5,000,000 for notes issued from 2017 through November 2020 and $7,500,000 for notes issued in December 2020 (including the aggregate amount of debt securities converted into Equity Securities upon conversion or cancellation of promissory notes). The principal amount of the notes together with interest accrued thereon will automatically be converted into the type of Equity Securities issued in the Next Equity Financing upon closing thereof. The number of Equity Securities to be issued upon such conversion shall be equal to the quotient obtained by dividing the outstanding principal amount together with interest accrued thereon by the lesser of (i) 80% of the price paid per Equity Security in the Next Equity Financing or (ii) an equity valuation of $25 million for notes issued from 2017 through November 2020 and $50 million for notes issued in December 2020.

On September 27, 2020, we agreed to provide our Chief Executive Officer Exchange Notes in exchange for Original Notes which were in default at such time by more than 90 days. The Original Notes had a principal of approximately $265,000 and accrued interest of $37,000 at December 31, 2019. As of September 27, 2020, the aggregate outstanding principal was approximately $265,000 and accrued interest (which included the default interest rate of 20% as described above) was approximately $71,000. The Exchange Notes took the then principal and accrued interest of the Original Notes and added an original issue discount of 37.5% to determine the new principal (which amounted to an aggregate of $537,968) of the Exchange Notes outstanding.

Effective October 1, 2020, all notes held by our Chief Executive Officer which matured, and were not repaid or converted, were rolled over on substantially the same terms as the original notes with a new two year term. Effective December 1, 2020, all notes held by our Chief Executive Officer which matured, and were not repaid or converted, were rolled over on substantially the same terms as the original notes with a new three year term. The principal amount of the notes together with interest accrued thereon will automatically be converted into the type of Equity Securities issued in the Next Equity Financing upon closing thereof.

Our IPO qualified as a Next Equity Financing and, on January 14, 2022, the notes were converted into an aggregate of 921,288 shares of our common stock.

On December 22, 2020, we issued Leonard Mazur, a member of our board of directors, a subordinated convertible promissory note in the principal amount of $300,000. The note accrues interest at 5% per annum and, unless earlier converted, matures upon the earlier of December 31, 2023 and the closing of the Next Equity Financing. The principal amount of the note together with any accrued interest thereon will automatically convert into the type of Equity Securities issued in the Next Equity Financing upon the closing thereof. The number of Equity Securities to be issued upon such conversion shall be equal to the quotient obtained by dividing the outstanding principal amount together with interest accrued thereon by the lesser of (i) 80% of the price paid per Equity Security in the Next Equity Financing or (ii) an equity valuation of $50 million. Our IPO qualified as a Next Equity Financing and, on January 14, 2022, the note was converted into an aggregate of 98,733 shares of our common stock.

Payments to the Chief Executive Officer

As of December 31, 2021 and 2020, we owed our Chief Executive Officer $200,000 and $200,000, respectively. The expenses were comprised of expenses paid by the Chief Executive Officer on behalf of our Company of $55,068 (which was converted into a convertible promissory note in 2020) and $200,000 for accrued compensation at December 31, 2019. At December 31, 2021 and 2020, the balance comprised $200,000 and $200,000, respectively, for accrued compensation.

Related Person Transaction Policy

We have adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our code of business conduct and ethics, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;

●	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

Independence of the Board of Directors

Our board of directors undertook a review of the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors has affirmatively determined that Leonard Mazur, Lynne Bui and Sireesh Appajosyula are each an “independent director,” as defined under Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Substantially all of Mayer Hoffman McCann P.C. (“MHM”) personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure. The following table sets forth the aggregate fees billed by as described below:

	2021	2020

Audit fees	$343,323	$120,238
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$343,323	$120,238

Audit Fees: Audit fees consist of fees billed for the professional services rendered to the Company for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2021 and 2020, reviews of the quarterly financial statements during the periods, the issuance of consent and comfort letters in connection with registration statement filings, and all other services that are normally provided by the accounting firm in connection with statutory and regulatory filings and engagements.

Audit-Related Fees: Fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit of the financial statements.

Tax Fees: Fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees: All other fees billed by the auditor for products and services not included in the foregoing categories.

Approval Policies and Procedures

In February 2022, our board of directors approved all audit and permitted non-audit services provided by our independent registered public accounting firm. In the fiscal years ended December 31, 2021 and 2020, all of the services performed by our independent registered public accounting firm were pre-approved by our board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

The consolidated financial statements required by this Item are included beginning at page F-1.

(1)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
3.2	Amendment to Certificate of Incorporation dated August 7, 2019 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
3.3	Amendment to Certificate of Incorporation dated September 16, 2021 (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
3.4	Amendment to Certificate of Incorporation dated October 11, 2021 (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 15, 2021)
3.5	Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2021)
4.3*	Description of the Registrant’s Securities
10.1+	Amended and Restated Employment Agreement by and between the Company and Randy Milby dated June 1, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
10.2+	First Amendment to Amended and Restated Employment Agreement by and between the Company and Randy Milby dated June 1, 2021 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
10.3+	Hillstream BioPharma, Inc. 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
14.1*	Code of Business Conduct and Ethics
21.1*	Subsidiaries
23.1*	Consent of Mayer Hoffman McCann P.C.
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in Inline XBRL

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April, 2022.

HILLSTREAM BIOPHARMA, INC.

/s/ Randy Milby
Randy Milby
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Randy Milby as his or her attorney-in-fact, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy Milby	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	April 1, 2022
Randy Milby

/s/ Thomas Hess	Chief Financial Officer	April 1, 2022
Thomas Hess	(Principal Financial and Accounting Officer)

/s/ Lynne Bui	Director	April 1, 2022
Lynne Bui

/s/ Leonard Mazur	Director	April 1, 2022
Leonard Mazur

/s/ Sireesh Appajosyula	Director	April 1, 2022
Sireesh Appajosyula

