Form 10-Q
period 2022-03-31
Hillstream BioPharma Inc.
filed 2022-05-16
CIK 1861657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

Commission File Number: 001-41210

HILLSTREAM BIOPHARMA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-2642541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Route 22 East, Suite 2000, Bridgewater, NJ	08807
(Address of principal executive offices)	(Zip Code)

(908) 955-3140

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	HILS	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of common shares outstanding as of May 13, 2022 was 11,604,970.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

ITEM 1. FINANCIAL STATEMENTS

HILLSTREAM BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31,
	(Unaudited)	2021

ASSETS

Current assets
Cash	$11,121,854	$4,356
Prepaid expenses and other current assets	233,180	70,670
Deferred offering costs	-	546,651

Total current assets	11,355,034	621,677

Total assets	$11,355,034	$621,677

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$597,455	$1,463,059
Accrued interest	-	179,621
Due to founder	200,000	200,000
Accrued expenses	218,885	318,223
Redemption liability	-	980,233
Short term portion of related-party convertible notes, net	-	1,392,544

Total current liabilities	1,016,340	4,533,680

Related-party convertible notes, net, less short-term portion	-	772,899

Total liabilities	1,016,340	5,306,579

Commitments and contingencies (see Note 8)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 11,364,444 and 6,357,314 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,136	636
Additional paid-in capital	20,191,212	2,225,712
Accumulated deficit	(9,853,654)	(6,911,250)

Total stockholders’ equity (deficit)	10,338,694	(4,684,902)

Total liabilities and stockholders’ equity (deficit)	$11,355,034	$621,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021

Operating expenses
Research and development	$307,829	$895,910
General and administrative	1,043,331	571,683

Total operating expenses	1,351,160	1,467,593

Loss from operations	(1,351,160)	(1,467,593)

Other expense
Interest expense	(1,591,244)	(148,190)
Change in redemption value	-	(634,273)

Total other expense	(1,591,244)	(782,463)

Net loss	$(2,942,404)	$(2,250,056)

Net loss per share:
Basic and diluted	$(0.28)	$(0.35)

Weighted average number of common shares outstanding:
Basic and diluted	10,573,917	6,357,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

UNAUDITED

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

For the three months ended March 31, 2021:

Balance, December 31, 2020	6,357,314	$636	$986,443	$(4,704,607)	$(3,717,528)

Net loss	-	-	-	(2,250,056)	(2,250,056)

Stock based compensation	-	-	674,076	-	674,076

Balance, March 31, 2021	6,357,314	$636	$1,660,519	$(6,954,663)	$(5,293,508)

For the three months ended March 31, 2022:

Balance, December 31, 2021	6,357,314	$636	$2,225,712	$(6,911,250)	$(4,684,902)

Net loss	-	-	-	(2,942,404)	(2,942,404)

Stock based compensation	-	-	19,381	-	19,381

Stock issuance pursuant to services agreement	31,746	3	99,997	-	100,000

Initial public offering, net of issuance costs of $2,054,918	3,750,000	375	12,944,707	-	12,945,082

Conversion of related-party convertible notes	1,225,384	122	4,901,415	-	4,901,537

Balance, March 31, 2022	11,364,444	$1,136	$20,191,212	$(9,853,654)	$10,338,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(2,942,404)	$(2,250,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,569,003	114,094
Stock based compensation	19,381	674,076
Stock issuance pursuant to services agreement	100,000	-
Change in fair value of redemption liability	-	634,273
(Increase) decrease in:
Prepaid expenses and other current assets	(162,510)	42,620
Increase (decrease) in:
Accounts payable	(498,220)	59,183
Accrued interest	7,237	34,031
Accrued expenses	(99,338)	199,409

Net cash used in operating activities	(2,006,851)	(492,370)

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	13,645,643	-
Payment of deferred offering costs	(521,294)	-
Proceeds from related-party convertible notes	-	323,025

Net cash provided by financing activities	13,124,349	323,025

Net increase (decrease) in cash	11,117,498	(169,345)

Cash, beginning of period	4,356	191,852

Cash, end of period	$11,121,854	$22,507

Supplemental disclosure of non-cash financing activities:
Conversion of related-party convertible notes:
Related-party convertible notes principal converted to common stock upon initial public offering	$3,734,446	$-
Related-party convertible notes accrued interest converted to common stock upon initial public offering	$186,858	$-
Redemption liability converted to common stock upon initial public offering	$980,233	$-
Accrued interest rollover to new notes payable	$-	$18,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND LIQUIDITY

Hillstream BioPharma, Inc. (“HBI”) was incorporated on March 28, 2017, as a Delaware C-corporation. At March 31, 2022, Hillstream BioPharma, Inc. had two wholly-owned subsidiaries: HB Pharma Corp. (“HB”) and Farrington Therapeutics LLC (“Farrington” and together with HBI and HB, the “Company”).

The Company is a pre-clinical biotechnology company developing novel therapeutic candidates targeting ferroptosis, an emerging new anti-cancer mechanism resulting in iron mediated cell death (“IMCD”) for treatment resistant cancers. The Company’s most advanced product candidate is HSB-1216, an IMCD modulator, targeting a variety of solid tumors. The active drug in HSB-1216 was found to reduce tumor burden in a clinical pilot study in Germany in treatment resistant cancers, including triple negative breast cancer and epithelial carcinomas. The Company’s goal is to file an investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) in 2023 and start a clinical study with HSB-1216 in 2023; however, no assurance can be provided that the Company’s IND will be accepted by the FDA in 2023, if at all. If the IND is accepted by the FDA, the HSB-1216 clinical study will focus on expanding upon the clinical pilot study conducted in Germany. If the Company is able to start the clinical study with HSB-1216 in 2023, the Company anticipates that initial data from such trial will be released either at the end of 2023 or early 2024. The Company uses Quatramer™, the proprietary tumor targeting platform, to enhance the uptake of HSB-1216 in the tumor microenvironment with an extended duration of action and minimal off-target toxicity. In addition, Trident Artificial Intelligence, the Company’s artificial intelligence precision medicine platform, is used to identify biomarkers in its clinical programs to target specific patient segments. The discovery of regulated cell death processes, such as apoptosis and autophagy, has enabled novel target discovery for drug development. Ferroptosis, a form of IMCD, is an emerging regulated cell death process which decreases intracellular iron or the Labile Iron Pool (“LIP”). Cancer cells increase the LIP leading to unregulated cell growth and metabolism. Decreasing the LIP, induces iron-led reactive oxygen species production and lipid peroxidation, two key hallmarks of ferroptosis/IMCD. HSB-1216 binds iron in the cytoplasm of cancer cells and decreases the LIP, thereby inducing ferroptosis/IMCD, leading to regulated cell death. Areas of interest for the development of HSB-1216 are as a treatment of solid tumors, including small cell lung cancer, metastatic castration resistant prostate cancer, triple negative breast cancer, uveal melanoma, glioblastoma multiforme, head and neck squamous cell carcinoma, and other treatment resistant cancers with high unmet need.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2022, the Company incurred operating losses in the amount of approximately $1.35 million, expended approximately $2.01 million in cash used in operating activities, and had an accumulated deficit of approximately $9.85 million as of March 31, 2022. The Company financed its working capital requirements through March 31, 2022 primarily through the issuance of common stock in its initial public offering (“IPO”). Net proceeds to the Company from the IPO were approximately $13.0 million. See Note 5 to the condensed consolidated financial statements for details regarding the IPO. The shares of the Company’s common stock began trading on The Nasdaq Capital Market on January 12, 2022 under the ticker symbol “HILS.”

The Company believes its cash on hand after the completion of the IPO is sufficient to meet its operating obligations and capital requirements for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Thereafter, the Company may need to raise further capital through the sale of additional equity or debt securities or other debt instruments to support its future operations. If such funding is not available, or not available on terms acceptable to the Company, the Company’s current development plan may be curtailed or the Company may have to cease operations.

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

COVID-19 considerations

On March 11, 2020, the World Health Organization characterized the outbreak of a novel strain of coronavirus (“COVID-19”) as a pandemic, prompting many national, regional, and local governments to implement preventative or protective measures, such as travel and business restrictions, temporary store closures and capacity limitations, and wide-sweeping quarantines and stay-at-home orders. As a result, COVID-19 and the related restrictive measures have had a significant adverse impact upon many sectors of the economy.

As a result of the ongoing COVID-19 pandemic, the Company had to delay the start of its IND enabling studies for HSB-1216. As the COVID-19 situation continues to evolve, the Company intends to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including, but not limited to, impacts on third-party contractors, suppliers, vendors and employees. The Company believes that the ultimate impact of the COVID-19 pandemic on operating results, cash flows, and financial condition is likely to be determined by factors which are uncertain, unpredictable, and outside of the Company’s control. The situation surrounding COVID-19 remains fluid, and if disruptions arise, they could have a material adverse impact on the Company’s business.

Note 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheet, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other future period. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations, and cash flows are presented in U.S. Dollars. These financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2022. The Company operates in one segment.

Principles of consolidation

The condensed consolidated financial statements include the accounts of HBI and its wholly-owned subsidiaries, HB and Farrington. All significant intercompany balances and transactions have been eliminated in consolidation.

Recently adopted account pronouncements

The Company has evaluated all recent accounting pronouncements and believed that none of them will have a material effect on the Company’s financial position, results of operations, or cash flows, except as described below.

Earnings per share

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2021-04,Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU addresses an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted the ASU effective January 1, 2022. This ASU did not have a material impact on the Company’s present consolidated financial statement presentation or disclosures.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: research and development expense recognition, valuation of common shares and stock options, allowances of deferred tax assets, valuation of debt related instruments, accrued expenses and liabilities, and cash flow assumptions regarding going concern considerations. Given the situation surrounding the COVID-19 pandemic, many estimates and assumptions have required increased judgment and are subject to a higher degree of variability and volatility. Although management believes the estimates that have been used are reasonable, as events continue to evolve and additional information becomes available, actual results could vary from the estimates that were used.

Concentration of credit risk

The Company maintains cash balances with various financial institutions. Account balances at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor. At various times during the year, bank account balances may have been in excess of federally insured limits. The Company has not experienced losses in such accounts. The Company believes that it is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Research and development

Research and development costs are expensed as incurred. Research and development expenses include personnel costs associated with research and development activities, including third party contractors to perform research, conduct clinical trials, and manufacture drug supplies and materials. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials, administrative costs incurred by third parties, and other indicators of the services completed. Approximately $61,000 of prepaid expenses at March 31, 2022 and December 31, 2021 relate to a manufacturing services agreement.

Stock based compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the condensed consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each option grant to employees, non-employees and directors is estimated as of the date of grant using the Black-Scholes option-pricing model, net of actual forfeitures. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to January 12, 2022, the Company was a private company and the Company’s common stock has only been publicly traded since that date. As a result, it lacked company-specific historical and implied volatility information. Therefore, it has estimated its expected stock volatility based on the historical data regarding the volatility of a publicly traded set of peer companies. The expected term of stock options granted was between five and seven years. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

Common stock valuations

Prior to the IPO, the Company was required to periodically estimate the fair value of common stock with the assistance of an independent third-party valuation expert when issuing stock options and computing its estimated stock-based compensation expense and value of shares issued in acquiring product candidates. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment. In order to determine the fair value, the Company considered, among other things, contemporaneous valuations of the Company’s common stock; the Company’s business, financial condition and results of operations, including related industry trends affecting its operations; the likelihood of achieving various liquidity events; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions. After the closing of the Company’s IPO on January 14, 2022, the fair value of common stock is determined by using the closing price of the Company’s common stock on The Nasdaq Capital Market.

Debt discount and derivative instruments

The initial fair value of the redemption feature relating to the convertible debt instruments was treated as a debt discount and was amortized over the term of the related debt using the straight-line method, which approximates the interest method. Amortization of debt discount is recorded as a component of interest expense. If a loan is paid in full, any unamortized debt discounts will be removed from the related accounts and charged to operations. As the convertible debt was converted into common stock at the date of the IPO, the unamortized debt discount was charged to interest expense. In accordance with the FASB ASU 2015-03, Interest - Imputation of Interest, the unamortized debt discount at December 31, 2021 was presented in the accompanying condensed consolidated balance sheet as a direct deduction from the carrying amount of the related debt.

The Company accounts for derivative instruments in accordance with FASB Accounting Standards Codification (“ASC”) 815, Derivative and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. The Company’s derivative financial instrument consisted of an embedded feature contained in the Company’s convertible debt that was bifurcated and accounted for separately. See Note 3 to the condensed consolidated financial statements for further details.

Fair value measurements

The Company applies FASB ASC 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying value of the Company’s prepaid expenses, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. The redemption feature of the debt instruments is recorded at fair value. See Note 4 to the condensed consolidated financial statements for further details.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 Inputs: Observable inputs such as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 Inputs: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for assets or liabilities recently traded in active markets, with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals, as well as quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3 Inputs: Unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities, that reflect the reporting entity’s own assumptions.

Deferred offering costs

Deferred offering costs consisted of legal, accounting, printing, and filing fees that the Company capitalized which were offset against the proceeds from the IPO.

Income taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with FASB ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

Deferred income taxes are recognized for the tax effect of temporary differences between the financial statement carrying amount of assets and liabilities and the amounts used for income tax purposes and for certain changes in valuation allowances. Valuation allowances are recorded to reduce certain deferred tax assets when, in management’s estimation, it is more likely than not that a tax benefit will not be realized. A valuation allowance has been recognized for all periods since it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods.

The Company follows the guidance in FASB ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. At March 31, 2022 and December 31, 2021, the Company had no unrecognized uncertain income tax positions, and therefore no amounts have been recognized in the condensed consolidated financial statements.

Net loss per share

The Company reports loss per share in accordance with FASB ASC 260-10, Earnings Per Share, which provides for calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Potentially dilutive securities not included in the computation of loss per share for the three months ended March 31, 2022 and 2021 included options to purchase 1,819,339 and 798,391 shares of common stock, respectively. All common share amounts as of March 31, 2022 and December 31, 2021 and per share amounts for the three months ended March 31, 2022 and 2021 have been adjusted to reflect a 1-for-26.4 reverse stock split of the Company’s common stock effectuated on September 16, 2021. Other potentially dilutive securities also not included in the computation of loss per share for the three months ended March 31, 2022 included warrants to purchase  187,500 shares of the Company’s common stock.

Recent accounting pronouncements not yet adopted

Debt with conversion and other options and derivatives and hedging

The FASB recently issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), to reduce complexity in applying U.S. GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in FASB ASC Subtopic 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in FASB ASC Subtopic 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in FASB ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities that meet the definition of an SEC filer, excluding smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2021. For all other entities, including the Company, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

Codification improvements

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance contains improvements to the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The guidance also contains Codifications that are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. This ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company does not expect the adoption of ASU 2020-10 to have a material impact on its consolidated financial statements.

Note 3 - CONVERTIBLE NOTES - RELATED PARTIES

Commencing in May 2017, the Company entered into Subordinated Convertible Promissory Note Agreements (the “Agreements”) with certain lenders (together, the “Holders” or individually, the “Holder”), pursuant to which the Company issued Subordinated Convertible Promissory Notes (individually the “Note” or together the “Notes”) to the Holders, principally all to the Chief Executive Officer (“CEO”) and founder of the Company, a member of the Company’s board of directors and third parties that are family members of the founder and CEO. See Note 8 to the condensed consolidated financial statements. Interest on the unpaid principal balance accrued at a rate of 5% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. Unless earlier converted into shares of the Company’s common stock or preferred stock (collectively, the “Equity Securities”), the principal and accrued interest was to be due and payable by the Company on demand by the Holders at any time after the earlier of (i) the Maturity Date (as defined in each Agreement) and (ii) the closing of the Next Equity Financing. “Next Equity Financing” means the next sale, or series of related sales, by the Company of its Equity Securities pursuant to which the Company receives gross proceeds of not less than $5,000,000 for Notes issued in 2017 and through November 2020 and $7,500,000 for Notes issued after November 2020 (including the aggregate amount of debt securities converted into Equity Securities upon conversion or cancellation of the Notes). The Company’s IPO qualified as Next Equity Financing.

In general, the stated maturity date was two years from the date of issuance, except for the Notes issued in December 2020 and thereafter (in the aggregate principal amount of approximately $2,135,000) which had a stated maturity date of three years. For Notes issued in 2017 and through September 2018, the default interest rate of 20% was added to the Notes for the period after the stated maturity date.

The Notes were to automatically convert into the type of Equity Securities issued in the Next Equity Financing upon closing. The number of shares of such Equity Securities to be issued was equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Note on the date of conversion by the lesser of (i) 80% of the price paid per share for Equity Securities by the investors in the Next Equity Financing, or (ii) an equity valuation of $25 million ($50 million for Notes issued after December 2020). On January 14, 2022, all outstanding Notes and accrued interest were converted into an aggregate of 1,225,384 shares of the Company’s common stock as the IPO qualified as a Next Equity Financing.

Certain embedded features contained in the Notes in the aggregate were embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value for all Notes of approximately $2,421,000. Amortization of debt discount for the Notes recorded as interest expense was approximately $1,569,000 and $114,000 for the three months ended March 31, 2022 and 2021, respectively. The amount for the three months ended March 31, 2022 contains amortization charged to interest expense of approximately $33,700 up to the date of the IPO and the full amount of the unamortized debt discount of approximately $1,535,000 charged to interest expense on the date of the IPO.

Accrued interest expense associated with the Notes at December 31, 2021 was approximately $180,000. Accrued interest at the date of the IPO was approximately $187,000 and was converted to common stock as the IPO qualified as Next Equity Financing. Total interest expense, including accrued interest and amortization of the debt discount, amounted to approximately $1,591,000 and $148,000 for the three months ended March 31, 2022 and 2021, respectively.

The carrying value of the outstanding related-party convertible notes at December 31, 2021 was as follows:

Principal amount outstanding	$3,734,446
Less: debt discount, net of amortization	(1,569,003)
Carrying value	$2,165,443

Current portion	$1,392,544
Long-term portion	772,899
Total carrying value	$2,165,443

Roll-over notes

Effective October 1, 2020, all Notes which matured, and were not repaid or converted, were rolled over, including the default interest rate of 20% as mentioned above. Approximately $805,000 of such Notes were rolled over through December 31, 2021, of which approximately $166,000 occurred prior to December 31, 2020 and $639,000 occurred between January 1, 2021 and December 31, 2021. Since the terms of the new notes are not substantially different from the Notes, this was not accounted for as a debt modification or debt extinguishment.

Note 4 – REDEMPTION LIABILITY

The fair value of the redemption liability is calculated under Level 3 of the fair value hierarchy, determined based upon a probability-weighted expected returns method (“PWERM”). This PWERM was determined to be the most appropriate method of estimating the value of possible redemption or conversion outcomes over time, since the Company had not entered into a priced equity round through December 31, 2021. The significant assumptions utilized in these calculations are the possible exit scenarios (either a conversion of the principal and accrued interest of the Notes in the event of a Next Equity Financing (see Note 3 to the condensed consolidated financial statements), a repayment of the Notes and accrued interest in the event of a corporate transaction (as defined in the Notes) or a repayment of the Notes and accrued interest at maturity), the pre-money valuation of the Company’s common stock, the probabilities of such exit events occurring, and discounts/premiums available to the Holders at such measurement dates. The calculation of the redemption liability at December 31, 2021 was based upon the actual incremental value derived by the Holders at the IPO date. The fair value of the redemption liability is re-measured at each period and is summarized as of December 31, 2021 as follows:

Beginning balance as of December 31, 2020	$1,325,288
Initial embedded redemption value	1,487,596
Change in fair value	(1,832,651)
Ending balance as of December 31, 2021	$980,233

The change in fair value of a loss of $634,273 for the three months ended March 31, 2021 was recorded as a component of other expense, net in the accompanying condensed consolidated statement of operations. The balance of $980,233 as of December 31, 2021 and as of the date of the IPO was converted into common stock in connection with the related-party convertible debt to which it related.

Note 5 – COMMON STOCK

Pursuant to an amendment to the Company’s Certificate of Incorporation filed in April 2019, the Company increased the number of authorized shares of common stock to 250 million shares. See the net loss per share section of Note 2 to the condensed consolidated financial statements for a discussion of the reverse stock split effectuated on September 16, 2021.

On January 14, 2022, the Company closed its IPO pursuant to which it issued 3,750,000 shares of its common stock at a public offering price of $4.00 per share. The gross proceeds to the Company from the IPO were $15,000,000, prior to deducting underwriting discounts, commissions and other offering expenses that were paid prior to December 31, 2021 and additional costs incurred prior to the date of the IPO. The net proceeds to the Company from the IPO were approximately $13.0 million. The Company granted the underwriters a 45-day option to purchase up to an additional 562,500 shares of common stock at the public offering price less discounts and commissions, to cover over-allotments; however, this option expired unexercised. Additionally, and as a result of the completion of the IPO, all of the Company’s convertible debt and accrued interest was converted into an aggregate of 1,225,384 shares of the Company’s common stock pursuant to the terms of the Notes. Outstanding principal of approximately $3,734,000, accrued interest of approximately $187,000, and a redemption liability of approximately $980,000 were converted to common stock as the IPO qualified as a Next Equity Financing event. In addition, the Company issued warrants in connection with the IPO. See Note 6 to the condensed consolidated financial statements for a discussion of the warrants issued.

On February 16, 2022, the Company entered into an agreement for marketing and investor related consulting services. Pursuant to the agreement, compensation includes a monthly fee and an upfront issuance of shares of the Company’s common stock. On the effective date of February 16, 2022, the Company issued 31,746 common shares with per share value of $3.15 and a total value of $100,000 as compensation expense.

Note 6 - STOCK BASED COMPENSATION

Incentive plans and options

Under the Company’s 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”) the Company may grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. Up to 94,696 shares of the Company’s common stock may be issued pursuant to the 2017 Stock Incentive Plan.

The Company has granted options to acquire 92,801 shares of common stock at $13.20 per share under the 2017 Stock Incentive Plan, and 1,895 shares remain available for issuance. At both March 31, 2022 and December 31, 2021, there were options outstanding to acquire 92,801 shares of common stock. As of both March 31, 2022 and December 31, 2021, all such options were fully vested, and the weighted average remaining contractual life for such options was approximately 5.9 and 6.2 years, respectively.

In July 2019, the Company authorized a new plan (the “2019 Stock Incentive Plan”). The Company initially reserved 284,090 shares of its common stock for issuance pursuant to the 2019 Stock Incentive Plan in the form of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. On August 30, 2019, the Company approved an increase in the number of shares authorized for issuance under the 2019 Stock Incentive Plan by 2,575,757 shares. In January 2021, the Company approved an increase in the number of shares reserved for issuance under the 2019 Stock Incentive Plan by 574,494 shares. On May 31, 2021, the Company approved an increase in the number of shares reserved for issuance under the 2019 Stock Incentive Plan by 467,171 shares. At both March 31, 2022 and December 31, 2021, a total of 3,901,512 shares are authorized for issuance under the 2019 Stock Incentive Plan.

The Company has granted options to acquire 3,336,385 and 2,420,514 shares of common stock under the 2019 Stock Incentive Plan, and 565,127 and 1,480,998 remain available for issuance at March 31, 2022 and December 31, 2021, respectively. The shares issued in 2022 and 2021 and the shares exercised under the 2019 Stock Incentive Plan are included in the table below. There are stock options outstanding to acquire 1,726,538 and 810,667 shares of common stock with weighted average exercise prices of $3.37 and $3.25 and weighted average contractual terms of 9.0 years and 8.0 years at March 31, 2022 and December 31, 2021, respectively

The following table summarizes stock-based activities under the 2017 Stock Incentive Plan and 2019 Stock Incentive Plans:

		Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Contractual
	Options	Price	Terms

Outstanding at December 31, 2021	903,468	$4.27	7.9 years
Granted	930,075	3.50
Exercised	-	-
Forfeited /cancelled	(14,204)	5.28
Outstanding at March 31, 2022	1,819,339	$3.87	8.8 years

Exercisable options at March 31, 2022	823,597	$4.31	7.6 years

Vested and expected to vest at March 31, 2022	1,819,339	$3.87	8.8 years

The fair value of stock option awards is estimated at the date of grant using the Black-Scholes option-pricing model. The estimated fair value of each stock option is then expensed over the requisite service period, which is generally the vesting period (ranging between immediate vesting and 4 years). The determination of fair value using the Black-Scholes model is affected by the Company’s share price as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, expected life, risk-free interest rate and forfeitures.

Stock options granted during the three months ended March 31, 2022 and 2021 were valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	March 31,	March 31,
	2022	2021

Expected volatility	111.3%	111.3%
Risk-free interest rate	2.33%	0.4%
Expected dividend yield	-	-
Expected life of options in years	5.5 to 7.0 years	5.0 years
Estimated fair value of common stock	$1.33	$0.266

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was approximately $1.05 and $0.207, respectively. The weighted average fair value of stock options vested during the three months ended March 31, 2022 and 2021 was approximately $0.08 and $0.189, respectively.

Stock based compensation expense was $19,381 ($11,595 included in research and development expense and $7,786 included in general and administrative expenses) and $674,076 ($279,333 included in research and development expense and $394,743 included in general and administrative expenses) for the three months ended March 31, 2022 and 2021, respectively, and is included in the accompanying condensed consolidated statements of operations. At March 31, 2022 and December 31, 2021, the total unrecognized compensation expense related to non-vested options was approximately $1,027,000 and $75,000, respectively, and is expected to be recognized over the remaining weighted average service period of approximately 1.79 and 0.5 years, respectively.

Included in the above table are stock options granted in 2019 to purchase 231,058 shares of the Company’s common stock at an exercise price of $0.079 per share, which vest upon a specified performance condition. These stock options vested at the date of the Company’s IPO, which was the specified performance condition.

In March 2021, the Company modified the stock option exercise price for stock options granted during 2020, increasing the exercise price of such stock options (after adjusting for the 1-for-26.4 reverse stock split) from $0.18 or $2.598 to $0.314 or $3.817 per share, respectively. The increase in the stock option exercise price was accounted for as a modification of the stock grant in 2021; however, the impact on the Company’s condensed consolidated statements of operations was immaterial.

Warrants

In connection with the IPO, the Company issued warrants to purchase such number of shares of the Company’s common stock equal to 5% of the total shares of common stock issued in the IPO. The warrants which are exercisable starting six months after the issuance date are exercisable at $5.00 per share, and may, under certain circumstances, be exercised on a cashless basis. The exercise price of the warrants is subject to standard antidilutive provision adjustments for stock splits, stock combinations, or similar events affecting the Company’s common stock. The Company has determined that these warrants should be classified as equity instruments since they do not require the Company to repurchase the underlying common stock and do not require the Company to issue a variable amount of common stock. In addition, these warrants are indexed to common stock, do not permit net settlement in cash, and do not have any unusual antidilution rights. Terms of the warrants outstanding at March 31, 2022 are as follows:

	Initial	Expiration	Exercise	Warrants	Warrants	Warrants
Issuance Date	Exercise Date	Date	Price	Issued	Exercised	Outstanding

January 14, 2022	July 10, 2022	January 11, 2027	$5.00	187,500	-	187,500

Note 7 - RELATED PARTY TRANSACTIONS

As described in Note 3 to the condensed consolidated financial statements, the Company entered into the Notes with the Holders commencing in May 2017. The Holders of substantially all of the Notes are the Company’s founder and CEO, a member of the Company’s board of directors, and third parties that are family members of the founder and CEO. The Notes were converted into shares of the Company’s common stock on January 14, 2022 in connection with the Company’s IPO.

In addition to the above Notes, the Company has amounts due to the founder and CEO that totaled $200,000 at both March 31, 2022 and December 31, 2021 for accrued compensation. See Note 8 to the condensed consolidated financial statements. On April 1, 2022, the founder and CEO received the full amount of $200,000.

On January 4, 2022 and January 6, 2022, the Company issued unsecured promissory notes in the aggregate principal amount of $138,887 (including an original issuance discount of an aggregate of $13,887) to three related-party investors. The notes were to accrue interest at a rate of 12% per annum and mature upon the earlier of (i) June 30, 2022, and (ii) the closing of a subsequent equity financing. “Subsequent equity financing” means the next sale (or series of related sales) by the Company of its equity securities following the date of the notes pursuant to which the Company receives gross proceeds of not less than $5,000,000. The notes were repaid in full on January 21, 2022 following the Company’s IPO on January 14, 2022 as the IPO was considered subsequent equity financing for purposes of these notes.

Note 8 – COMMITMENTS AND CONTINGENCIES

Small molecule analogues

On December 30, 2019, the Company acquired a series of small molecule analogues pursuant to an Asset Purchase Agreement (“APA”). Pursuant to the APA, the Company is required to make a payment of $50,000 upon raising of at least $2 million in funding, and up to $1.75 million based upon successfully meeting clinical and sales milestones. As of March 31, 2022 and December 31, 2021, such fund-raising requirement was not met and no payments were made pursuant to the APA. The Company included, in accounts payable at both March 31, 2022 and December 31, 2021, the $50,000 required initial payment. Milestone based payments, if any, will be expensed as incurred.

Employment agreement

In January 2019, the Company entered into a three-year employment agreement with its CEO which provides a specified base salary and bonus. The employment agreement also provides the CEO with certain benefits while employed and if employment ceases. The Company accrued $200,000 in 2019 related to the CEO’s base salary as per the employment agreement, which is included in due to founder, which remained outstanding as of March 31, 2022 and December 31, 2021. No bonus was approved by the board of directors of the Company for any period through March 31, 2022.

In January 2020, the Company amended the employment agreement pursuant to which, in lieu of a cash base salary, the CEO was to be compensated with stock options to purchase 7,575 shares of the Company’s common stock per month (at an exercise price based upon the most recent 409A valuation) effective January 1, 2020 until the Company received a minimum of $3,000,000 of gross proceeds from the sale of its securities, after which time, cash compensation, pursuant to the employment agreement, would be paid.

Effective January 1, 2021, the Company amended the employment agreement with its CEO to provide a revised base salary pre-funding (as defined in the employment agreement). In lieu of cash base salary, the CEO was to be compensated with stock options to purchase 18,939 shares of the Company’s common stock per month (an exercise price of $7.82 per share) effective January 1, 2021 until funding meets or exceeds $5,000,000, after which time, cash compensation, pursuant to his employment agreement, would be paid. The amended employment agreement also provides for a future base salary for the CEO after the Company receives funding greater than $5,000,000 or completes an initial public offering or similar transaction as set forth in the employment agreement. In addition, if the CEO acts as the “finder” of an investor who purchases more than $5,000,000 of the Company’s equity, he will receive a grant of stock options to acquire 757,575 shares of common stock of the Company at an exercise price equal to the most recent fair value of the Company’s common stock.

On June 1, 2021, the Company entered into an Amended and Restated Employment Agreement, as amended on September 24, 2021 (the “Amended and Restated Employment Agreement”) with the Company’s CEO. The term of the Amended and Restated Employment Agreement commenced upon the closing of the Company’s IPO and continues for a period of five years and automatically renews for successive one-year periods at the end of each term unless either party provides written notice of their intent not to renew at least 60 days prior to the expiration of the then effective term. Pursuant to the Amended and Restated Employment Agreement, the CEO will receive an annual base salary of $485,000, which may be increased from time to time, and shall be eligible to receive an annual cash bonus equal to 55% of his then base salary based upon the achievement of Company and individual performance targets established by the Company’s board of directors. In addition, in the first year in which the Company’s market capitalization (as defined in the Amended and Restated Employment Agreement) equals or exceeds (i) $250 million, the CEO shall receive a cash payment of $150,000; (ii) $500 million, the CEO shall receive a cash payment of $350,000; and (iii) $1 billion, the CEO shall receive a cash payment of $750,000. Furthermore, following the date of the Company’s IPO, the CEO was granted an option to purchase 757,575 shares of the Company’s common stock at an exercise price of $4.00 per share, which options shall vest over a 48-month period commencing 12 months after the date of grant. This shall be in addition to any additional equity-based compensation awards the Company may grant the CEO from time to time.

Note 9 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through May 13, 2022, which is the date the condensed consolidated financial statements were available to be issued. Except as noted below, there were no material subsequent events that required recognition or additional disclosure in these financial statements.

A.	Due to founder

On April 1, 2022, the founder and CEO of the Company received full payment of the due to founder, which amounted to $200,000. See Note 7 to the condensed consolidated financial statements for details regarding this related-party transaction prior to the subsequent payment.

B.	Options exercised

On April 18, 2022, the founder and CEO exercised options to purchase up to 240,526 shares of the Company’s common stock at a weighted average exercise price of $0.1014 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” “Hillstream,” or “Hillstream BioPharma” refer to Hillstream BioPharma, Inc., individually, or as the context requires, collectively with its subsidiaries.

Overview

We are a pre-clinical biotechnology company developing novel therapeutic candidates targeting ferroptosis, an emerging new anti-cancer mechanism resulting in iron mediated cell death (“IMCD”) for treatment resistant cancers. Our most advanced product candidate is HSB-1216, an IMCD modulator targeting a variety of solid tumors. In a clinical pilot study conducted in Germany by the University of Heidelberg, the active drug in HSB-1216 was found to reduce tumor burden in treatment resistant cancers, including triple negative breast cancer and epithelial carcinomas. Our goal is to submit an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) in 2023 and start a clinical study with HSB-1216 in 2023; however, no assurance can be provided that our IND will be accepted by the FDA in 2023, if at all. If our IND is accepted by the FDA, our HSB-1216 clinical study will focus on expanding upon the clinical pilot study conducted in Germany. If we are able to start our clinical study with HSB-1216 in 2023, we anticipate that initial clinical data from such trial will be released either the end of 2023 or early 2024. We use Quatramer™, our proprietary tumor targeting platform, to enhance the uptake of HSB-1216 in the tumor microenvironment (“TME”) with an extended duration of action and minimal off-target toxicity. In addition, Trident Artificial Intelligence (“TridentAI”), our artificial intelligence precision medicine platform, is used to identify biomarkers in our clinical programs to target specific patient segments.

The discovery of regulated cell death processes, such as apoptosis and autophagy, has enabled novel target discovery for drug development. Ferroptosis, a form of IMCD, is an emerging regulated cell death process which decreases intracellular iron or the Labile Iron Pool (“LIP”). Cancer cells increase the LIP leading to unregulated cell growth and metabolism. Decreasing the LIP induces iron-led reactive oxygen species production and lipid peroxidation, two key hallmarks of ferroptosis/IMCD. HSB-1216 binds iron in the cytoplasm of cancer cells and decreases the LIP, thereby inducing ferroptosis/IMCD, leading to regulated cell death.

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

TridentAI uses an artificial intelligence precision medicine platform to identify novel biomarkers. TridentAI integrates diverse public datasets, including The Cancer Genome Atlas to identify novel gene signatures to stratify patients prospectively in clinical trials. Quatramer tumor targeting also allows us to segment patients by exploiting TridentAI’s findings by (i) synthetic lethal sensitivities with novel combinations, (ii) pursue undruggable targets such as c-myc and (iii) target tumors with a high degree of cell plasticity indicative of recurrent/drug resistant phenotype.

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

Our Trident Artificial Intelligence platform is a computational intelligence platform that identifies synthetic lethal sensitivities associated with degree of cell plasticity.

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

Trends and Uncertainties—COVID-19

The global COVID-19 pandemic continues to evolve. As a result of the ongoing COVID-19 pandemic, we had to the delay of the start of our IND enabling studies for HSB-1216. The extent of the impact of the COVID-19 on our business, operations, pre-clinical and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak, COVID-19 variants, and the future impact of COVID-19 on our clinical trial enrollment, clinical trial sites, contract research organizations, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with many of our employees and consultants working remotely. We will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

Components of Results of Operations

Revenue

We did not recognize revenues for the three months ended March 31, 2022 and 2021.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and consulting related expenses, including stock based compensation. General and administrative expenses also include professional fees and other corporate expenses, including legal fees relating to corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and other operating costs that are not specifically attributable to research activities.

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

The initial fair value of the redemption feature relating to the convertible debt instruments is treated as a debt discount and amortized over the term of the related debt using the straight-line method, which approximates the interest method. Amortization of debt discount is recorded as a component of interest expense. If a loan is paid in full, any unamortized debt discounts will be removed from the related accounts and charged to operations. As the convertible debt was converted into common stock at the date of our initial public offering (“IPO”), the unamortized debt discount was charged to interest expense. In accordance with Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest, the unamortized debt discount is presented in the accompanying balance sheet as a direct deduction from the carrying amount of the related debt.

The redemption liability includes a provision that provides the noteholder with certain conversion and put rights at various conversion or redemption values as well as certain call options for us. The fair value of the redemption liability is calculated under Level 3 of the fair value hierarchy, determined based upon a Probability-Weighted Expected Returns Method (“PWERM”). This PWERM was determined to be the most appropriate method of estimating the value of possible redemption or conversion outcomes over time, since we have not entered into a priced equity round through December 31, 2021. The significant assumptions utilized in these calculations are the possible exit scenarios (either a conversion of the principal and accrued interest of the Notes (as defined herein) in the event of a Next Equity Financing(as defined herein), a repayment of the Notes and accrued interest in the event of a Corporate Transaction (as defined in the Notes) or a repayment of the Notes and accrued interest at maturity), the pre-money valuation of our common stock, the probabilities of such exit events occurring and discounts/premiums available to the noteholders at such measurement dates. The calculation of the redemption liability at December 31, 2021 is based upon the actual incremental value derived by the noteholders at the IPO date.

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting, printing, and filing fees that we capitalized which were offset against the proceeds from the IPO.

Results of Operations

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

	Three Months Ended March 31,
	2022	2021	Change

Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$307,829	$895,910	$(588,081)
General and administrative	1,043,331	571,683	471,648
Total operating expenses	1,351,160	1,467,593	(116,433)
Other expense:
Interest expense	(1,591,244)	(148,190)	(1,443,054)
Change in redemption value	-	(634,273)	(634,273)
Total other expense, net	(1,591,244)	(782,463)	(808,781)
Net loss	$(2,942,404)	$(2,250,056)	$(692,348)

Research and Development Expenses

Research and development expenses decreased by $588,081, or 65.6%, to $307,829 for the three months ended March 31, 2022 from $895,910 for the three months ended March 31, 2021. The decrease was primarily the result of a decrease in expenses for pre-clinical activities of $270,092; stock based compensation expense of $267,738 related to research and development team members; and consulting expenses of $50,251.

General and Administrative Expenses

General and administrative expenses increased by $471,648, or 82.5%, to $1,043,331 for the three months ended March 31, 2022 from $571,683 for the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to an increase of $313,448 in insurance expenses; $158,675 in consulting expenses; $126,964 in legal expenses; $106,327 in payroll expenses; $61,055 in filing fees; $47,857 in accounting expenses and $44,279 in various other expenses. These increases were offset by a decrease of $386,957 in stock based compensation expense.

Interest Expense

Interest expense increased by $1,443,054, or 973.8%, to $1,591,244 for the three months ended March 31, 2022 from $148,190 for the three months ended March 31, 2021. The increase in interest expense was primarily related to the unamortized debt discount charged to interest expense on the date of our IPO. See Note 3 of our consolidated financial statements.

Change in Redemption Value

The change in redemption value increased by $634,273, or 100.0%, to $0 for the three months ended March 31, 2022 from $634,273 for the three months ended March 31, 2021 as the redemption liability was re-evaluated in light of the actual fair value increment provided to the debt holders upon completion of our IPO in January 2022.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on the basis that our Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2022, we incurred operating losses in the amount of approximately $1.35 million, used approximately $2.01 million in cash in operating activities, and had an accumulated deficit of approximately $9.85 million at March 31, 2022. We financed our working capital requirements through March 31, 2022 primarily through the issuance of common stock through our IPO. Net proceeds to us from the IPO were approximately $13.0 million. See Note 5 to the condensed consolidated financial statements for details regarding the IPO. Our common stock began trading on The Nasdaq Capital Market on January 12, 2022 under the ticker symbol “HILS.”

We believe our cash on hand after the completion of our IPO is sufficient to meet our operating obligations and capital requirements for at least twelve months from the issuance of these condensed consolidated financial statements. Thereafter, we may need to raise further capital through the sale of additional equity or debt securities or other debt instruments to support our future operations.

Cash Flow Activities for the Three Months Ended March 31, 2022 and 2021

The following table sets forth a summary of our cash flows for the periods presented.

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(2,006,851)	$(492,370)
Net cash provided by financing activities	13,124,349	323,025
Net (decrease) increase in cash	$11,117,498	$(169,345)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2022 was $2,006,851 which consisted of net loss of $2,942,404, partially offset by $1,688,384 in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities and $752,831 in net decrease in operating accounts. The non-cash charges consist of amortization of debt discount of $1,569,003, stock issuance pursuant to services agreement of $100,000 and stock based compensation of $19,381. The net decrease in operating activities was primarily due to a decrease of $498,220 in accounts payable, a decrease in accrued expenses of $99,338, a decrease of $162,510 in prepaid expenses and other current assets offset by an increase of $7,237 in accrued interest.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022 was $13,124,349. The net increase in financing activities was from net cash proceeds of $13,645,643 from the issuance of our common stock in connection with our IPO offset by deferred offering costs of $521,294.

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

As discussed below, the Notes automatically converted into the type of Equity Securities issued in our IPO which was deemed to be a Next Equity Financing. The number of shares of Equity Securities to be issued was equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Notes on the date of conversion by the lesser of (i) 80% of the price paid per share of Equity Securities by the investors in the Next Equity Financing, or (ii) an equity valuation of $25 million ($50 million for Notes issued after December 2020). In connection with the closing of our IPO, in January 2022, Notes in the aggregate principal amount of approximately $3,920,640, including interest accrued thereon, were converted into an aggregate of 1,225,384 shares of our common stock.

On September 27, 2020, we issued a related party note holder notes (“Exchange Notes”) in exchange for seven Notes which were in default (“Original Notes”) at such time by more than 90 days. The Original Notes had a principal amount of approximately $265,000 and accrued interest of approximately $37,000 at December 31, 2019. As of September 27, 2020, the aggregate outstanding principal of the Original Notes was approximately $265,000 and accrued interest (which included the default interest rate of 20% as described above) was approximately $71,000. The Exchange Notes took the then principal and accrued interest of the Original Notes and added an original issue discount of 37.5% to determine the new principal amount, which amounted to an aggregate of $537,968. We accounted for this transaction as a debt extinguishment, and the incremental amount of the principal of the notes   payable of $201,737 was recorded to accumulated deficit (analogous to a “deemed dividend”), since the notes   were with related parties, and included in the calculation of loss per share.

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

Critical Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: research and development expense recognition, valuation of common shares and stock options, allowances of deferred tax assets, valuation of debt related instruments, accrued expenses and liabilities, and cash flow assumptions regarding going concern considerations. Given the situation surrounding the COVID-19 pandemic, many estimates and assumptions have required increased judgment and are subject to a higher degree of variability and volatility. Although management believes the estimates that have been used are reasonable, as events continue to evolve and additional information becomes available, actual results could vary from the estimates that were used.

Concentration of Credit Risk

We maintain cash balances with various financial institutions. Account balances at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor. At various times during the year, bank account balances may have been in excess of federally insured limits. We have not experienced losses in such accounts. We believe that we are not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the condensed consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each option grant to employees, non-employees and directors is estimated as of the date of grant using the Black-Scholes option-pricing model, net of actual forfeitures. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to January 12, 2022, we were a private company and our common stock has only been publicly traded since that date. As a result, we lacked company-specific historical and implied volatility information. Therefore, we have estimated our expected stock volatility based on the historical data regarding the volatility of a publicly traded set of peer companies. The expected term of stock options granted was between five and seven years. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

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

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting, printing, and filing fees that we capitalized which were offset against the proceeds from the IPO.

Debt Discount and Derivative Instruments

The initial fair value of the redemption feature relating to the convertible debt instruments was treated as a debt discount and was amortized over the term of the related debt using the straight-line method, which approximates the interest method. Amortization of debt discount is recorded as a component of interest expense. If a loan is paid in full, any unamortized debt discounts will be removed from the related accounts and charged to operations. As the convertible debt was converted into shares of our common stock at the date of the IPO, the unamortized debt discount was charged to interest expense. In accordance with FASB ASU 2015-03, Interest - Imputation of Interest, the unamortized debt discount at December 31, 2021 was presented in the accompanying condensed consolidated balance sheet as a direct deduction from the carrying amount of the related debt.

We account for derivative instruments in accordance with FASB ASC 815, Derivative and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Our derivative financial instrument consisted of an embedded feature contained in our convertible debt that was bifurcated and accounted for separately. See Note 3 to the condensed consolidated financial statements for further details.

Recently Issued and Adopted Accounting Standards

See Note 2 to our condensed consolidated financial statements included elsewhere in this quarterly Report on Form 10-Q.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) complying with the requirement adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding the communication of critical audit matters in the auditor’s report on financial statements. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness with respect to the lack of control(s) to review the completeness and accuracy of contracts with a financial reporting implication and the timely communication of the terms and conditions to the financial reporting function. Effective internal control contemplates an appropriate level of review to ensure timely preparation and completeness and accuracy of the financial statements and disclosures.

Remediation Plans

We intend to remediate the material weakness by hiring qualified personnel to address adequate controls over the review of the completeness and accuracy of contracts.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 14, 2022, all outstanding Notes and accrued interest were converted into an aggregate of 1,225,384 shares of our common stock as the IPO qualified as a Next Equity Financing.

From January 2022 to March 2022, we issued 31,746 shares of common stock with a per share value of $3.15.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLSTREAM BIOPHARMA, INC.

Date: May 13, 2022	By:	/s/ Randy Milby
Randy Milby Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Thomas Hess
Thomas Hess, Chief Financial Officer (Principal Financial and Accounting Officer)

-14-