Form 10-Q
period 2022-06-30
Hillstream BioPharma Inc.
filed 2022-08-11
CIK 1861657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Number of common shares outstanding as of August 10, 2022 was 11,529,861.

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operation;

●	the success, cost and timing of our clinical trials;

●	our dependence on third parties in the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our product candidates;

●	the ultimate impact of the ongoing COVID-19 pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	the potential that results of pre-clinical and clinical trials indicate our current product candidates or any future product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing therapies and products that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product candidates;

●	market acceptance of our product candidates, the size and growth of the potential markets for our current product candidates and any future product candidates we may seek to develop, and our ability to serve those markets; and

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

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

3

ITEM 1. FINANCIAL STATEMENTS

HILLSTREAM BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31,
	(Unaudited)	2021

ASSETS

Current assets
Cash	$9,484,184	$4,356
Prepaid expenses and other current assets	301,366	70,670
Deferred offering costs	-	546,651

Total current assets	9,785,550	621,677

Total assets	$9,785,550	$621,677

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$559,529	$1,463,059
Accrued interest	-	179,621
Due to founder	-	200,000
Accrued expenses	185,944	318,223
Redemption liability	-	980,233
Short-term portion of related party convertible notes, net	-	1,392,544

Total current liabilities	745,473	4,533,680

Related party convertible notes, net of short-term portion	-	772,899

Total liabilities	745,473	5,306,579

Commitments and contingencies (see Note 8)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 11,604,970 and 6,357,314 shares issued and 11,574,970 and 6,357,314 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	1,160	636
Additional paid-in capital	20,554,128	2,225,712
Accumulated deficit	(11,490,508)	(6,911,250)
Treasury stock, at cost, 30,000 and 0 shares held in treasury as of June 30, 2022 and December 31, 2021, respectively	(24,703)	-

Total stockholders’ equity (deficit)	9,040,077	(4,684,902)

Total liabilities and stockholders’ equity (deficit)	$9,785,550	$621,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Operating expenses
Research and development	$455,546	$674,765	$763,375	$1,570,675
General and administrative	1,181,308	422,953	2,224,639	994,636

Total operating expenses	1,636,854	1,097,718	2,988,014	2,565,311

Loss from operations	(1,636,854)	(1,097,718)	(2,988,014)	(2,565,311)

Other expense
Interest expense	-	(188,900)	(1,591,244)	(337,090)
Change in redemption value	-	(269,471)	-	(903,744)

Total other expense	-	(458,371)	(1,591,244)	(1,240,834)

Net loss	$(1,636,854)	$(1,556,089)	$(4,579,258)	$(3,806,145)

Net loss per share:
Basic and diluted	$(0.14)	$(0.24)	$(0.41)	$(0.60)

Weighted average number of common shares outstanding:
Basic and diluted	11,572,758	6,357,314	11,103,760	6,357,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

For the three months ended June 30, 2021:

Balance, March 31, 2021	6,357,314	$636	$1,660,519	$(6,954,663)	-	$-	$(5,293,508)

Net loss	-	-	-	(1,556,089)	-	-	(1,556,089)

Stock based compensation	-	-	554,016	-	-	-	554,016

Balance, June 30, 2021	6,357,314	$636	$2,214,535	$(8,510,752)	-	$-	$(6,295,581)

For the six months ended June 30, 2021:

Balance, December 31, 2020	6,357,314	$636	$986,443	$(4,704,607)	-	$-	$(3,717,528)

Net loss	-	-	-	(3,806,145)	-	-	(3,806,145)

Stock based compensation	-	-	1,228,092	-	-	-	1,228,092

Balance, June 30, 2021	6,357,314	$636	$2,214,535	$(8,510,752)	-	$-	$(6,295,581)

For the three months ended June 30, 2022:

Balance, March 31, 2022	11,364,444	$1,136	$20,191,212	$(9,853,654)	-	$-	$10,338,694

Net loss	-	-	-	(1,636,854)	-	-	(1,636,854)

Exercise of stock options	240,526	24	24,365	-	-	-	24,389

Stock based compensation	-	-	338,551	-	-	-	338,551

Purchase of treasury stock at cost	-	-	-	-	30,000	(24,703)	(24,703)

Balance, June 30, 2022	11,604,970	$1,160	$20,554,128	$(11,490,508)	30,000	$(24,703)	$9,040,077

For the six months ended June 30, 2022:

Balance, December 31, 2021	6,357,314	$636	$2,225,712	$(6,911,250)	-	$-	$(4,684,902)

Net loss	-	-	-	(4,579,258)	-	-	(4,579,258)

Exercise of stock options	240,526	24	24,365	-	-	-	24,389

Stock based compensation	-	-	357,932	-	-	-	357,932

Stock issuance pursuant to services agreement	31,746	3	99,997	-	-	-	100,000

Initial public offering, net of issuance costs of $2,054,918	3,750,000	375	12,944,707	-	-	-	12,945,082

Conversion of related-party convertible notes	1,225,384	122	4,901,415	-	-	-	4,901,537

Purchase of treasury stock at cost	-	-	-	-	30,000	(24,703)	(24,703)

Balance, June 30, 2022	11,604,970	$1,160	$20,554,128	$(11,490,508)	30,000	$(24,703)	$9,040,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(4,579,258)	$(3,806,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,569,003	263,963
Stock based compensation	357,932	1,228,092
Stock issuance pursuant to services agreement	100,000	-
Change in fair value of redemption liability	-	903,744
(Increase) decrease in:
Prepaid expenses and other current assets	(255,399)	97,893
Increase (decrease) in:
Accounts payable	(536,146)	379,063
Accrued interest	7,237	73,064
Due to founder	(200,000)	-
Accrued expenses	(132,279)	98,533

Net cash used in operating activities	(3,668,910)	(761,793)

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Exercise of stock options	24,389	-
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	13,645,643	-
Payment of deferred offering costs	(521,294)	(103,802)
Proceeds from related party convertible notes	-	703,014

Net cash provided by financing activities	13,148,738	599,212

Net increase (decrease) in cash	9,479,828	(162,581)

Cash, beginning of period	4,356	191,852

Cash, end of period	$9,484,184	$29,271

Supplemental disclosure of non-cash financing activities:
Conversion of related party convertible notes:
Related party convertible notes principal converted to common stock upon initial public offering	$3,734,446	$-
Related party convertible notes accrued interest converted to common stock upon initial public offering	$186,858	$-
Redemption liability converted to common stock upon initial public offering	$980,233	$-
Purchase of treasury stock at cost	$24,703	$-
Unpaid deferred offering costs	$-	$145,000
Accrued interest rollover to new notes payable	$-	$29,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Description of Business and Liquidity

Nature of Operations

Hillstream BioPharma, Inc. (“HBI”) was incorporated on March 28, 2017, as a Delaware C-corporation. At June 30, 2022, Hillstream BioPharma, Inc. had two wholly-owned subsidiaries: HB Pharma Corp. (“HB”) and Farrington Therapeutics LLC (“Farrington” and together with HBI and HB, the “Company”).

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2022, the Company incurred operating losses in the amount of approximately $3.0 million, expended approximately $3.7 million in cash used in operating activities, and had an accumulated deficit of approximately $11.5 million as of June 30, 2022. The Company financed its working capital requirements through June 30, 2022 primarily through the issuance of common stock in its initial public offering (“IPO”). Net proceeds to the Company from the IPO were approximately $13.0 million. See Note 5 to the condensed consolidated financial statements for details regarding the IPO. The shares of the Company’s common stock began trading on The Nasdaq Capital Market on January 12, 2022 under the ticker symbol “HILS.”

The Company believes its cash on hand as of June 30, 2022 is sufficient to meet its operating obligations and capital requirements for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Thereafter, the Company may need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants or other arrangements to support its future operations. If such funding is not available, or not available on terms acceptable to the Company, the Company’s current development plan may be curtailed.

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

As a result of the ongoing COVID-19 pandemic, the Company had to delay the start of its IND enabling studies for over a year. As the COVID-19 situation continues to evolve, the Company intends to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including, but not limited to, impacts on third-party contractors, suppliers, vendors and employees. The Company believes that the ultimate impact of the COVID-19 pandemic on operating results, cash flows, and financial condition is likely to be determined by factors which are uncertain, unpredictable, and outside of the Company’s control. The situation surrounding COVID-19 remains fluid, and if disruptions arise, they could have a material adverse impact on the Company’s business.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheet, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other future period. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations, and cash flows are presented in U.S. Dollars. These financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2022. The Company operates in one segment.

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

Research and Development

Research and development costs are expensed as incurred. Research and development expenses include personnel costs associated with research and development activities, including third party contractors to perform research, conduct clinical trials, and manufacture drug supplies and materials. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials, administrative costs incurred by third parties, and other indicators of the services completed. Approximately $61,000 of prepaid expenses at June 30, 2022 and December 31, 2021 relate to a manufacturing services agreement.

Stock Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock based awards to employees, non-employees and directors as an expense in the condensed consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock based award. The fair value of each option grant to employees, non-employees and directors is estimated as of the date of grant using the Black-Scholes option-pricing model, net of actual forfeitures. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to January 12, 2022, the Company was a private company and the Company’s common stock has been publicly traded since that date. As a result, the Company has lacked company-specific historical and implied volatility information. Therefore, it has estimated its expected stock volatility based on the historical data regarding the volatility of a publicly traded set of peer companies. The expected term of stock options granted was between five and seven years. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

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

Treasury Stock

The Company’s board of directors has authorized the repurchase of up to $1 million of shares of the Company’s common stock, from time to time, in the open market or through privately-negotiated transactions, at such times and at such prices as the Company’s management may decide. Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired common stock is recorded as treasury stock.

Debt Discount and Derivative Instruments

The initial fair value of the redemption feature relating to the convertible debt instruments was treated as a debt discount and was amortized over the term of the related debt using the straight-line method, which approximates the interest method. Amortization of debt discount is recorded as a component of interest expense. If a loan is paid in full, any unamortized debt discounts will be removed from the related accounts and charged to operations. As the convertible debt was converted into common stock at the date of the IPO, the unamortized debt discount was charged to interest expense. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest, the unamortized debt discount at December 31, 2021 was presented in the accompanying condensed consolidated balance sheet as a direct deduction from the carrying amount of the related debt.

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

Deferred income taxes are recognized for the tax effect of temporary differences between the financial statement carrying amount of assets and liabilities and the amounts used for income tax purposes and for certain changes in valuation allowances. Valuation allowances are recorded to reduce certain deferred tax assets when, in management’s estimation, it is more-likely-than-not that a tax benefit will not be realized. A valuation allowance has been recognized for all periods since it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized in future periods.

The Company follows the guidance in FASB ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. At June 30, 2022 and December 31, 2021, the Company had no unrecognized uncertain income tax positions, and therefore no amounts have been recognized in the condensed consolidated financial statements.

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

Potentially dilutive securities not included in the computation of loss per share for the three and six months ended June 30, 2022 and 2021 included options to purchase 1,578,813 and 903,468 shares of common stock, respectively. All common share amounts as of June 30, 2022 and December 31, 2021 and per share amounts for the three and six months ended June 30, 2022 and 2021 have been adjusted to reflect a 1-for-26.4 reverse stock split of the Company’s common stock effectuated on September 16, 2021. Other potentially dilutive securities also not included in the computation of loss per share for the three and six months ended June 30, 2022 included warrants to purchase 187,500 shares of the Company’s common stock.

Recently Adopted Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believed that none of them will have a material effect on the Company’s financial position, results of operations, or cash flows, except as described below.

Earnings per Share

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU addresses an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and was effective for the Company beginning January 1, 2022. This ASU did not have a material impact on the Company’s consolidated financial statement presentation.

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

Codification Improvements

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance contains improvements to the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The guidance also contains Codifications that are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. This ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company does not expect the adoption of ASU 2020-10 to have a material impact on its condensed consolidated financial statements.

Note 3 – Convertible Notes - Related Parties

Commencing in May 2017, the Company entered into Subordinated Convertible Promissory Note Agreements (the “Agreements”) with certain lenders (together, the “Holders” or individually, the “Holder”), pursuant to which the Company issued Subordinated Convertible Promissory Notes (individually the “Note” or together, the “Notes”) to the Holders, principally all to the Chief Executive Officer (“CEO”) and founder of the Company, a member of the Company’s board of directors and third parties that are family members of the founder and CEO. Interest on the unpaid principal balance accrued at a rate of 5% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. Unless earlier converted into shares of the Company’s common stock or preferred stock (collectively, the “Equity Securities”), the principal and accrued interest was to be due and payable by the Company on demand by the Holders at any time after the earlier of (i) the Maturity Date (as defined in each Agreement) and (ii) the closing of the Next Equity Financing. “Next Equity Financing” means the next sale, or series of related sales, by the Company of its Equity Securities pursuant to which the Company received gross proceeds of not less than $5,000,000 for Notes issued in 2017 and through November 2020 and $7,500,000 for Notes issued after November 2020 (including the aggregate amount of debt securities converted into Equity Securities upon conversion or cancellation of the Notes). The Company’s IPO qualified as a Next Equity Financing.

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

Certain embedded features contained in the Notes in the aggregate were embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value for all Notes of approximately $2,421,000. Amortization of debt discount for the Notes recorded as interest expense was approximately $1,569,000 for the six months ended June 30, 2022, and approximately $149,000 and approximately $263,000 for the three and six months ended June 30, 2021, respectively. The amount for the six months ended June 30, 2022 contains amortization charged to interest expense of approximately $33,700 up to the date of the IPO and the full amount of the unamortized debt discount of approximately $1,535,000 charged to interest expense on the date of the IPO.

Accrued interest expense associated with the Notes at December 31, 2021 was approximately $180,000. Accrued interest at the date of the IPO was approximately $187,000 and was converted into common stock as the IPO qualified as a Next Equity Financing. Total interest expense, including accrued interest and amortization of the debt discount, amounted to approximately $1,591,000 for the six months ended June 30, 2022, and approximately $189,000 and approximately $337,000 for the three and six months ended June 30, 2021, respectively.

The carrying value of the outstanding related-party convertible notes at December 31, 2021 was as follows:

Principal amount outstanding	$3,734,446
Less: debt discount, net of amortization	(1,569,003)
Carrying value	$2,165,443

Current portion	$1,392,544
Long-term portion	772,899
Total carrying value	$2,165,443

Roll-over Notes

Effective October 1, 2020, all Notes which matured, and were not repaid or converted, were rolled over, including the default interest rate of 20% as disclosed above. Approximately $805,000 of such Notes were rolled over through December 31, 2021, of which approximately $166,000 occurred prior to December 31, 2020 and $639,000 occurred between January 1, 2021 and December 31, 2021. Since the terms of the new notes are not substantially different from the Notes, this was not accounted for as a debt modification or debt extinguishment.

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

The change in fair value of a loss of $269,471 and $903,744 for the three and six months ended June 30, 2021 was recorded as a component of other expense in the accompanying condensed consolidated statement of operations. The balance of $980,233 as of December 31, 2021 and as of the date of the IPO was converted into common stock in connection with the related-party convertible debt to which it related.

Note 5 – Common Stock

Pursuant to an amendment to the Company’s Certificate of Incorporation filed in April 2019, the Company increased the number of authorized shares of common stock to 250 million shares. See the Net Loss Per Share section of Note 2 to the condensed consolidated financial statements for a discussion of the reverse stock split effectuated on September 16, 2021.

On January 14, 2022, the Company closed the IPO pursuant to which it issued 3,750,000 shares of its common stock at a public offering price of $4.00 per share. The gross proceeds to the Company from the IPO were $15.0 million, prior to deducting underwriting discounts of approximately $1.1 million and commissions and other offering expenses of approximately $1.0 million. Other offering expenses include deferred offering costs of $546,651 that were capitalized prior to December 31, 2021 and additional costs incurred prior to the date of the IPO. The net proceeds to the Company from the IPO were approximately $13.0 million. The Company granted the underwriters a 45-day option to purchase up to an additional 562,500 shares of common stock at the public offering price less discounts and commissions, to cover over-allotments; however, this option expired unexercised. Additionally, and as a result of the completion of the IPO, all of the Company’s convertible debt and accrued interest was converted into an aggregate of 1,225,384 shares of the Company’s common stock pursuant to the terms of the Notes. Outstanding principal of approximately $3,734,000, accrued interest of approximately $187,000, and a redemption liability of approximately $980,000 were converted to common stock as the IPO qualified as a Next Equity Financing. In addition, the Company issued warrants in connection with the IPO. See Note 6 to the condensed consolidated financial statements for a discussion of the warrants issued.

On February 16, 2022, the Company entered into an agreement for marketing and investor related consulting services. Pursuant to the agreement, compensation includes a monthly fee and an upfront issuance of shares of the Company’s common stock. On the effective date of February 16, 2022, the Company issued 31,746 shares of common stock with a per share value of $3.15 and a total value of $100,000 as compensation expense.

On June 9, 2022, the Company’s Board of Directors authorized the repurchase of up to $1,000,000 shares of the Company’s common stock until December 31, 2022. On June 10, 2022, the Company entered into a Repurchase Agreement (the “Repurchase Agreement”) with a financial institution pursuant to which such financial institution may purchase shares of the Company’s common stock upon the terms and conditions set forth in such agreement, including in accordance with the guidelines specified in Rules 10b5-1 and 10b-8 under the Securities Exchange Act of 1934, as amended.  Shares of the Company’s common stock may be repurchased in open market or through privately-negotiated transactions. Pursuant to the Repurchase Agreement, the financial institution shall cease purchasing shares of the Company’s common stock upon the earlier of (i) the close of trading on December 31, 2022, (ii) the completion of repurchases up to the approved amount and (iii) the date upon which the Company gives notice of termination of the Repurchase Agreement to the financial institution.  The Company will determine the timing and amount of any repurchases based upon its evaluation of market conditions, applicable SEC guidelines and regulations, and other factors.

During the three and six months ended June 30, 2022, the Company purchased 30,000 shares of its common stock for a total purchase cost of approximately $25,000. A prepayment of approximately $25,000 was made toward the purchase of 33,700 shares of common stock for which the trade and settlement dates are subsequent to June 30, 2022. As a result, the amount is included in prepaid expenses and other current assets at June 30, 2022.

Note 6 – Stock Based Compensation

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

The Company has granted options to acquire 92,801 shares of common stock at $13.20 per share under the 2017 Stock Incentive Plan, and 1,895 shares remain available for issuance. At both June 30, 2022 and December 31, 2021, there were options outstanding to acquire 92,801 shares of common stock. As of both June 30, 2022 and December 31, 2021, all such options were fully vested, and the weighted average remaining contractual life for such options was approximately 5.7 and 6.2 years, respectively.

In July 2019, the Company authorized a new plan (the “2019 Stock Incentive Plan”). The Company initially reserved 284,090 shares of its common stock for issuance pursuant to the 2019 Stock Incentive Plan in the form of, among other awards, incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors, and consultants of the Company and its affiliates. On August 30, 2019, the Company approved an increase in the number of shares authorized for issuance under the 2019 Stock Incentive Plan by 2,575,757 shares. In January 2021, the Company approved an increase in the number of shares reserved for issuance under the 2019 Stock Incentive Plan by 574,494 shares. On May 31, 2021, the Company approved an increase in the number of shares reserved for issuance under the 2019 Stock Incentive Plan by 467,171 shares. At both June 30, 2022 and December 31, 2021, a total of 3,901,512 shares were authorized for issuance under the 2019 Stock Incentive Plan.

The Company has granted options to acquire 3,336,385 and 2,420,514 shares of common stock under the 2019 Stock Incentive Plan, and 565,127 and 1,480,998 shares of common stock remain available for issuance under the 2019 Stock Incentive Plan at June 30, 2022 and December 31, 2021, respectively. There are stock options outstanding to acquire 1,486,012 and 810,667 shares of common stock with weighted average exercise prices of $3.90 and $3.25 and weighted average contractual terms of 8.9 years and 8.0 years at June 30, 2022 and December 31, 2021, respectively.

The following table summarizes stock based activities under the 2017 Stock Incentive Plan and 2019 Stock Incentive Plans:

		Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Contractual
	Options	Price	Terms

Outstanding at December 31, 2021	903,468	$4.27	7.9 years
Granted	930,075	3.50
Exercised	(240,526)	0.10
Forfeited /cancelled	(14,204)	5.28
Outstanding at June 30, 2022	1,578,813	$4.44	8.7 years

Exercisable options at June 30, 2022	731,547	$5.47	7.9 years

Vested and expected to vest at June 30, 2022	1,578,813	$4.44	8.7 years

The fair value of stock option awards is estimated at the date of grant using the Black-Scholes option-pricing model. The estimated fair value of each stock option is then expensed over the requisite service period, which is generally the vesting period (ranging between immediate vesting and four years). The determination of fair value using the Black-Scholes model is affected by the Company’s share price as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, expected life, risk-free interest rate and forfeitures.

Stock options granted during the three and six months ended June 30, 2022 and June 30, 2021 were valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Expected volatility	N/A	111.3%	94.5% - 98.4%	111.3%
Risk-free interest rate	N/A	0.81% - 0.86%	1.69% - 2.33%	0.42% – 0.86%
Expected dividend yield	N/A	0%	0%	0%
Expected life of options in years	N/A	5.0	5.5 - 7.0	5.0
Estimated fair value of options granted	N/A	$5.48 - $5.56	$1.02 - $3.20	$5.46 - $5.56

No stock options were granted during the three months ended June 30, 2022.

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2022 was approximately $2.80, and was approximately $5.49 and $5.47 during the three and six months ended June 30, 2021, respectively. The weighted average fair value of stock options vested during the three and six months ended June 30, 2022 was approximately $2.28 and $0.91, respectively, and during the three and six months ended June 30, 2021 was approximately $4.94 and $5.20, respectively.

Included in the above table are stock options granted in 2019 to purchase 231,058 shares of the Company’s common stock at an exercise price of $0.08 per share, which vest upon a specified performance condition. These stock options vested at the date of the Company’s IPO, which was the specified performance condition.

Total stock based compensation expense included in the accompanying condensed consolidated statements of operations was as follows:

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Research and development	$154,138	$236,929	$165,732	$516,262
General and administrative	184,413	317,087	192,200	711,830
Total stock based compensation	$338,551	$554,016	$357,932	$1,228,092

At June 30, 2022, the total unrecognized compensation expense related to non-vested options was approximately $2.3 million and is expected to be recognized over the remaining weighted average service period of approximately 3.0 years.

In March 2021, the Company modified the stock option exercise price for stock options granted during 2020, increasing the exercise price of such stock options (after adjusting for the 1-for-26.4 reverse stock split) from $0.18 or $2.60 to $0.31 or $3.82 per share, respectively. The increase in the stock option exercise price was accounted for as a modification of the stock grant in 2021; however, the impact on the Company’s condensed consolidated statements of operations was immaterial.

Warrants

In connection with the IPO, the Company issued warrants to purchase such number of shares of the Company’s common stock equal to 5% of the total shares of common stock issued in the IPO. The warrants are exercisable at $5.00 per share, were not exercisable within the first six months after issuance, and may, under certain circumstances, be exercised on a cashless basis. The exercise price of the warrants is subject to standard antidilutive provision adjustments for stock splits, stock combinations, or similar events affecting the Company’s common stock. The Company has determined that these warrants should be classified as equity instruments since they do not require the Company to repurchase the underlying common stock and do not require the Company to issue a variable amount of common stock. In addition, these warrants are indexed to common stock and do not have any unusual antidilution rights. Terms of the warrants outstanding at June 30, 2022 are as follows:

	Initial	Expiration	Exercise	Warrants	Warrants	Warrants
Issuance Date	Exercise Date	Date	Price	Issued	Exercised	Outstanding

January 14, 2022	July 10, 2022	January 11, 2027	$5.00	187,500	0	187,500

Note 7 – Related-party Transactions

As described in Note 3 to the condensed consolidated financial statements, the Company entered into the Notes with the Holders commencing in May 2017. The Holders of substantially all of the Notes were the Company’s founder and CEO, a member of the Company’s board of directors, and third parties that are family members of the founder and CEO. The Notes were converted into shares of the Company’s common stock on January 14, 2022 in connection with the closing of the IPO.

In addition to the above Notes, the Company had amounts due to the founder and CEO that totaled $200,000 at December 31, 2021 for accrued compensation. See Note 8 to the condensed consolidated financial statements. On April 1, 2022, the founder and CEO received the full amount of $200,000.

On January 4, 2022 and January 6, 2022, the Company issued unsecured promissory notes in the aggregate principal amount of $138,887 (including an original issuance discount of an aggregate of $13,887) to three related-party investors. The notes were to accrue interest at a rate of 12% per annum and mature upon the earlier of (i) June 30, 2022, and (ii) the closing of a Subsequent Equity Financing. “Subsequent Equity Financing” means the next sale (or series of related sales) by the Company of its equity securities following the date of the notes pursuant to which the Company receives gross proceeds of not less than $5,000,000. The notes were repaid in full on January 21, 2022 following the Company’s IPO on January 14, 2022 as the IPO was considered a Subsequent Equity Financing.

Additionally, on April 18, 2022, the founder and CEO exercised options to purchase up to 240,526 shares of the Company’s common stock at a weighted average exercise price of $0.10 per share for a total of $24,389.

Note 8 – Commitments and Contingencies

Small Molecule Analogues

On December 30, 2019, the Company acquired a series of small molecule analogues pursuant to an Asset Purchase Agreement (“APA”). Pursuant to the APA, the Company is required to make a payment of $50,000 upon raising of at least $2 million in funding, and up to $1.75 million based upon successfully meeting clinical and sales milestones. As of June 30, 2022 and December 31, 2021, such fund-raising requirement was not met and no payments were made pursuant to the APA. The Company included, in accounts payable at both June 30, 2022 and December 31, 2021, the $50,000 required initial payment. Milestone based payments, if any, will be expensed as incurred.

Employment Agreement

In January 2019, the Company entered into a three-year employment agreement with its CEO which provides a specified base salary and bonus. The employment agreement also provides the CEO with certain benefits while employed and if employment ceases. The Company accrued $200,000 in 2019 related to the CEO’s base salary as per the employment agreement, which was included in due to founder as of December 31, 2021, which was paid in full on April 1, 2022. No bonus was approved by the board of directors of the Company for any period through June 30, 2022.

In January 2020, the Company amended the employment agreement pursuant to which, in lieu of a cash base salary, the CEO was to be compensated with stock options to purchase 7,575 shares of the Company’s common stock per month (at an exercise price based upon the Company’s most recent 409A valuation at the time of the grant) effective January 1, 2020 until the Company received a minimum of $3,000,000 of gross proceeds from the sale of its securities, after which time, cash compensation, pursuant to the employment agreement, would be paid.

Effective January 1, 2021, the Company amended the employment agreement with its CEO to provide a revised base salary pre-funding (as defined in the employment agreement). In lieu of cash base salary, the CEO was to be compensated with stock options to purchase 18,939 shares of the Company’s common stock per month at an exercise price of $7.82 per share effective January 1, 2021 until funding meets or exceeds $5,000,000, after which time, cash compensation, pursuant to his employment agreement, would be paid. The amended employment agreement also provides for a future base salary for the CEO after the Company receives funding greater than $5,000,000 or completes an initial public offering or similar transaction as set forth in the employment agreement. In addition, if the CEO acts as the “finder” of an investor who purchases more than $5,000,000 of the Company’s equity, he will receive a grant of stock options to acquire 757,575 shares of common stock of the Company at an exercise price equal to the most recent fair value of the Company’s common stock at the time of grant.

On June 1, 2021, the Company entered into an Amended and Restated Employment Agreement, as amended on September 24, 2021 (the “Amended and Restated Employment Agreement”) with the Company’s CEO. The term of the Amended and Restated Employment Agreement commenced upon the closing of the Company’s IPO and continues for a period of five years and automatically renews for successive one-year periods at the end of each term unless either party provides written notice of their intent not to renew at least 60 days prior to the expiration of the then effective term. Pursuant to the Amended and Restated Employment Agreement, the CEO will receive an annual base salary of $485,000, which may be increased from time to time, and shall be eligible to receive an annual cash bonus equal to 55% of his then base salary based upon the achievement of Company and individual performance targets established by the Company’s board of directors. In addition, in the first year in which the Company’s market capitalization (as defined in the Amended and Restated Employment Agreement) equals or exceeds (i) $250 million, the CEO shall receive a cash payment of $150,000; (ii) $500 million, the CEO shall receive a cash payment of $350,000; and (iii) $1 billion, the CEO shall receive a cash payment of $750,000. Furthermore, following the date of the Company’s IPO, the CEO was issued an option to purchase 757,575 shares of the Company’s common stock at an exercise price of $4.00 per share, which options shall vest over a 48-month period commencing 12 months after the date of grant. This shall be in addition to any additional equity-based compensation awards the Company may grant the CEO from time to time.

Note 9 – Subsequent Events

There were no material subsequent events that required recognition or additional disclosure in these condensed consolidated financial statements.

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

The tunability of our technology allows us to efficiently expand our pipeline of Quatramer, both on our own and in collaboration with others, through various combinations of targeted DNA encoded for anti-tumor cytokines and therapeutic payloads, which enables us to move into other areas of oncology, including immuno-oncology whereby we could increase the effectiveness of immune checkpoint inhibitors.

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

Trends and Uncertainties—COVID-19

The global COVID-19 pandemic continues to evolve. As a result of the ongoing COVID-19 pandemic, we had to the delay of the start of our IND enabling studies for HSB-1216. The extent of the impact of the COVID-19 on our business, operations, pre-clinical and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak, COVID-19 variants, and the future impact of COVID-19 on our clinical trial enrollment, clinical trial sites, contract research organizations, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with many of our employees and consultants working remotely. We continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

Components of Results of Operations

Revenue

We did not recognize revenues for the three and six months ended June 30, 2022 and 2021.

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

The initial fair value of the redemption feature relating to the convertible debt instruments is treated as a debt discount and amortized over the term of the related debt using the straight-line method, which approximates the interest method. Amortization of debt discount is recorded as a component of interest expense. If a loan is paid in full, any unamortized debt discounts will be removed from the related accounts and charged to operations. As the convertible debt was converted into common stock at the date of our initial public offering (“IPO”), the unamortized debt discount was charged to interest expense. In accordance with Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest, the unamortized debt discount is presented in the accompanying balance sheets as a direct deduction from the carrying amount of the related debt.

The redemption liability includes a provision that provides the noteholder with certain conversion and put rights at various conversion or redemption values as well as certain call options for us. The fair value of the redemption liability is calculated under Level 3 of the fair value hierarchy, determined based upon a Probability-Weighted Expected Returns Method (“PWERM”). This PWERM was determined to be the most appropriate method of estimating the value of possible redemption or conversion outcomes over time, since we did not enter into a priced equity round through December 31, 2021. The significant assumptions utilized in these calculations are the possible exit scenarios (either a conversion of the principal and accrued interest of the Notes (as defined herein) in the event of a Next Equity Financing (as defined herein), a repayment of the Notes and accrued interest in the event of a Corporate Transaction (as defined in the Notes) or a repayment of the Notes and accrued interest at maturity), the pre-money valuation of our common stock, the probabilities of such exit events occurring and discounts/premiums available to the noteholders at such measurement dates. The calculation of the redemption liability at December 31, 2021 is based upon the actual incremental value derived by the noteholders at the IPO date.

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting, printing, and filing fees that we capitalized which were offset against the proceeds from the IPO.

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Three Months Ended June 30,
	2022	2021	Change

Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$455,546	$674,765	$(219,219)
General and administrative	1,181,308	422,953	758,355
Total operating expenses	1,636,854	1,097,718	539,136
Other expense:
Interest expense	-	(188,900)	188,900
Change in redemption value	-	(269,471)	269,471
Total other expense, net	-	(458,371)	458,371
Net loss	$(1,636,854)	$(1,556,089)	$(80,765)

Research and Development Expenses

Research and development expenses decreased by $219,219, or 32.5%, to $455,546 for the three months ended June 30, 2022 from $674,765 for the three months ended June 30, 2021. The decrease was primarily the result of a decrease in expenses for pre-clinical activities of $138,612 and stock based compensation expense of $82,791 related to research and development team members offset by an increase in consulting expenses of $2,184.

General and Administrative Expenses

General and administrative expenses increased by $758,355, or 179.3%, to $1,181,308 for the three months ended June 30, 2022 from $422,953 for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily due to an increase of $301,485 in insurance expenses; $131,539 in payroll expenses; $110,188 in remuneration paid to the Company’s board of directors (“Board of Directors”); $101,903 in accounting expenses; $96,977 in legal expenses; $56,063 in consulting expenses; $47,916 in investor relations expenses; and $44,957 in various other expenses. These increases were offset by a decrease of $132,673 in stock based compensation expense.

Interest Expense

Interest expense decreased by $188,900, or 100.0%, to $0 for the three months ended June 30, 2022 from $188,900 for the three months ended June 30, 2021. The decrease in interest expense was primarily related to conversion of debt into common stock upon the closing of our IPO. See Note 3 of our condensed consolidated financial statements.

Change in Redemption Value

The change in redemption value increased by $269,471, or 100.0%, to $0 for the three months ended June 30, 2022 from $269,471 for the three months ended June 30, 2021 as the redemption liability was re-evaluated in light of the actual fair value increment provided to the debt holders upon completion of our IPO in January 2022.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022	2021	Change

Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$763,375	$1,570,675	$(807,300)
General and administrative	2,224,639	994,636	1,230,003
Total operating expenses	2,988,014	2,565,311	422,703
Other expense:
Interest expense	(1,591,244)	(337,090)	(1,254,154)
Change in redemption value	-	(903,744)	903,744
Total other expense, net	(1,591,244)	(1,240,834)	(350,410)
Net loss	$(4,579,258)	$(3,806,145)	$(773,113)

Research and Development Expenses

Research and development expenses decreased by $807,300, or 51.4%, to $763,375 for the six months ended June 30, 2022 from $1,570,675 for the six months ended June 30, 2021. The decrease was primarily the result of a decrease in expenses for pre-clinical activities of $408,704; stock based compensation expense of $350,529 related to research and development team members; and consulting expenses of $48,067.

General and Administrative Expenses

General and administrative expenses increased by $1,230,003, or 123.7%, to $2,224,639 for the six months ended June 30, 2022 from $994,636 for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to an increase of $614,933 in insurance expenses; $249,107 in payroll expenses; $223,941 in legal expenses; $214,738 in consulting expenses; $149,760 in accounting expenses; $110,188 in remuneration paid to the Board of Directors; $63,132 in investor relations expenses; and $123,834 in various other expenses. These increases were offset by a decrease of $519,630 in stock based compensation expense.

Interest Expense

Interest expense increased by $1,254,154, or 372.1%, to $1,591,244 for the six months ended June 30, 2022 from $337,090 for the six months ended June 30, 2021. The increase in interest expense was primarily related to the unamortized debt discount charged to interest expense on the date of our IPO. See Note 3 of our condensed consolidated financial statements.

Change in Redemption Value

The change in redemption value decreased by $903,744, or 100.0%, to $0 for the six months ended June 30, 2022 from $903,744 for the six months ended June 30, 2021 as the redemption liability was re-evaluated in light of the actual fair value increment provided to the debt holders upon completion of our IPO in January 2022.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of equity and debt securities. As of June 30, 2022, we had approximately $9.5 million in cash, working capital of approximately $9.0 million and an accumulated deficit of approximately $11.5 million. Net cash used in operating activities was $3.7 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively. We incurred losses of approximately $4.6 million and $3.8 million for the six months ended June 30, 2022 and 2021, respectively. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future as we continue our pre-clinical and clinical development of our product candidates. We have not yet commercialized any products and have never generated any revenue from product sales. We believe that our existing cash and cash equivalents as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q. The accompanying condensed consolidated financial statements have been prepared on the basis that our Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

Additional funding will be necessary to fund our future clinical and pre-clinical activities. We may obtain additional financing through sales of our equity and debt securities or entering into strategic partnership arrangements, or a combination of the foregoing. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates. In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the COVID-19 pandemic continues to evolve globally.

Cash Flow Activities for the Six Months Ended June 30, 2022 and 2021

The following table sets forth a summary of our cash flows for the periods presented.

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(3,668,910)	$(761,793)
Net cash provided by financing activities	13,148,738	599,212
Net increase (decrease) in cash	$9,479,828	$(162,581)

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2022 was $3,668,910 which consisted of net loss of $4,579,258, partially offset by $2,026,935 in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities and $1,116,587 in net decrease in operating accounts. The non-cash charges consist of amortization of debt discount of $1,569,003, stock issuance pursuant to services agreement of $100,000 and stock based compensation of $357,932. The net decrease in operating activities was primarily due to a decrease of $536,146 in accounts payable, a decrease in due to founder of $200,000, a decrease in accrued expenses of $132,279, an increase of $255,399 in prepaid expenses and other current assets offset by an increase of $7,237 in accrued interest.

Cash used in operating activities for the six months ended June 30, 2021 was $761,793 which consisted of net loss of $3,806,145, partially offset by $2,395,799 in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities and $648,553 in net increase in operating accounts. The non-cash charges consist of stock compensation expenses of $1,228,092, change in fair value of redemption liability of $903,744 and amortization of debt discount of $263,963. The net increase in operating activities was primarily due to an increase of $477,596 in accounts payable and accrued expenses, a decrease of $97,893 in prepaid expenses and other current assets and an increase in accrued interest of $73,064.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2022 was $13,148,738. The net increase in financing activities was from net cash proceeds of $13,645,643 from the issuance of our common stock in connection with our IPO and $24,389 from exercise of stock options offset by deferred offering costs of $521,294.

Cash provided by financing activities for the six months ended June 30, 2021 was from net cash proceeds of $703,014 from the issuance of convertible promissory notes offset by deferred offering costs of $103,802.

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

As discussed below, the Notes automatically converted into the type of Equity Securities issued in our IPO which was deemed to be a Next Equity Financing. The number of shares of Equity Securities to be issued was equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Notes on the date of conversion by 80% of the price paid per share of Equity Securities by the investors in the Next Equity Financing. In connection with the closing of our IPO, in January 2022, Notes in the aggregate principal amount of approximately $3,920,640, including interest accrued thereon, were converted into an aggregate of 1,225,384 shares of our common stock.

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

Critical Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: research and development expense recognition, valuation of common shares and stock options, allowances of deferred tax assets, valuation of debt related instruments, accrued expenses and liabilities, and cash flow assumptions regarding going concern considerations. Given the situation surrounding the COVID-19 pandemic, many estimates and assumptions have required increased judgment and are subject to a higher degree of variability and volatility. Although management believes the estimates that have been used are reasonable, as events continue to evolve and additional information becomes available, actual results could vary from the estimates that were used.

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

Treasury Stock

Our Board of Directors has authorized the repurchase of up to $1 million of shares of our common stock, from time to time, in the open market or through privately-negotiated transactions, at such times and at such prices as our management may determine. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds for additional information. Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired common stock is recorded as treasury stock.

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

Debt Discount and Derivative Instruments

The initial fair value of the redemption feature relating to the convertible debt instruments was treated as a debt discount and was amortized over the term of the related debt using the straight-line method, which approximates the interest method. Amortization of debt discount is recorded as a component of interest expense. If a loan is paid in full, any unamortized debt discounts will be removed from the related accounts and charged to operations. As the convertible debt was converted into shares of our common stock at the date of the IPO, the unamortized debt discount was charged to interest expense. In accordance with FASB ASU 2015-03, Interest - Imputation of Interest, the unamortized debt discount at December 31, 2021 was presented in the accompanying condensed consolidated balance sheets as a direct deduction from the carrying amount of the related debt.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) complying with the requirement adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding the communication of critical audit matters in the auditor’s report on financial statements. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness with respect to the lack of control(s) to review the completeness and accuracy of contracts with a financial reporting implication and the timely communication of the terms and conditions to the financial reporting function. Effective internal control contemplates an appropriate level of review to ensure timely preparation and completeness and accuracy of the financial statements and disclosures.

Remediation Plans

We intend to remediate the material weakness by hiring qualified personnel to address adequate controls over the review of the completeness and accuracy of contracts.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 1, 2022 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of equity securities during the quarter ended June 30, 2022. During the quarter ended June 30, 2022, we repurchased 30,000 shares of our common stock at a cost of $24,703 and $975,297 remains authorized for share repurchase.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
4/1/2022 - 4/30/2022	-	$-	-	$1,000
5/1/2022 - 5/31/2022	-	$-	-	$1,000
6/1/2022 - 6/30/2022	30,000	$0.7995	30,000	$975
Total	30,000	$0.7995	30,000

(1) The average price paid per share and approximate dollar value of shares that may yet be purchased under the share repurchase program exclude fees, commissions, and other charges for the related transactions.

(2) On June 9, 2022, our Board of Directors authorized the repurchase of up to $1,000,000 shares of our common stock until December 31, 2022. On June 10, 2022, we entered into a Repurchase Agreement (the “Repurchase Agreement”) with a financial institution pursuant to which such financial institution may purchase shares of our common stock upon the terms and conditions set forth in such agreement, including in accordance with the guidelines specified in Rules 10b5-1 and 10b-8 under the Exchange Act.  Shares of our common stock may be repurchased in open market or through privately-negotiated transactions. Pursuant to the Repurchase Agreement, the financial institution shall cease purchasing shares of our common stock upon the earlier of (i) the close of trading on December 31, 2022, (ii) the completion of repurchases up to the approved amount and (iii) the date upon which we give notice of termination of the Repurchase Agreement to the financial institution. We will determine the timing and amount of any repurchases based upon our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLSTREAM BIOPHARMA, INC.

Date: August 11, 2022	By:	/s/ Randy Milby
Randy Milby
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Thomas Hess
Thomas Hess,
Chief Financial Officer
(Principal Financial and Accounting Officer)

