Form 10-Q
period 2022-09-30
Hillstream BioPharma Inc.
filed 2022-11-14
CIK 1861657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of common shares outstanding as of November 10, 2022 was 11,529,861.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	F-1

	Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2022 and 2021 (Unaudited)	F-2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months ended September 30, 2022 and 2021 (Unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2022 and 2021 (Unaudited)	F-4

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II. OTHER INFORMATION		12

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Mine Safety Disclosure	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signatures		14

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operation;

●	the success, cost and timing of our clinical trials;

●	our dependence on third parties in the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our product candidates;

●	the ultimate impact of the COVID-19 pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	the potential that results of pre-clinical and clinical trials indicate our current product candidates or any future product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing therapies and products that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product candidates;

●	market acceptance of our product candidates, the size and growth of the potential markets for our current product candidates and any future product candidates we may seek to develop, and our ability to serve those markets; and

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

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

3

ITEM 1. FINANCIAL STATEMENTS

HILLSTREAM BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31,
	(Unaudited)	2021

ASSETS

Current assets
Cash	$7,596,667	$4,356
Prepaid expenses and other current assets	235,951	70,670
Deferred offering costs	-	546,651

Total current assets	7,832,618	621,677

Total assets	$7,832,618	$621,677

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$536,838	$1,463,059
Accrued interest	-	179,621
Due to founder	-	200,000
Accrued expenses	179,871	318,223
Redemption liability	-	980,233
Short-term portion of related party convertible notes, net	-	1,392,544

Total current liabilities	716,709	4,533,680

Related party convertible notes, net of short-term portion	-	772,899

Total liabilities	716,709	5,306,579

Commitments and contingencies (see Note 8)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 11,604,970 and 6,357,314 shares issued and 11,529,861 and 6,357,314 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	1,160	636
Additional paid-in capital	20,794,890	2,225,712
Accumulated deficit	(13,617,994)	(6,911,250)
Treasury stock, at cost, 75,109 and 0 shares held in treasury as of September 30, 2022 and December 31, 2021, respectively	(62,147)	-

Total stockholders’ equity (deficit)	7,115,909	(4,684,902)

Total liabilities and stockholders’ equity (deficit)	$7,832,618	$621,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Operating expenses
Research and development	$831,844	$313,133	$1,595,219	$1,883,808
General and administrative	1,295,642	227,980	3,520,281	1,222,616

Total operating expenses	2,127,486	541,113	5,115,500	3,106,424

Loss from operations	(2,127,486)	(541,113)	(5,115,500)	(3,106,424)

Other expense
Interest expense	-	(235,822)	(1,591,244)	(572,912)
Change in redemption value	-	(76,501)	-	(980,245)

Total other expense	-	(312,323)	(1,591,244)	(1,553,157)

Net loss	$(2,127,486)	$(853,436)	$(6,706,744)	$(4,659,581)

Net loss per share:
Basic and diluted	$(0.18)	$(0.13)	$(0.60)	$(0.73)

Weighted average number of common shares outstanding:
Basic and diluted	11,531,899	6,357,314	11,248,041	6,357,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

For the three months ended September 30, 2021:

Balance, June 30, 2021	6,357,314	$636	$2,214,535	$(8,510,752)	-	$-	$(6,295,581)

Net loss	-	-	-	(853,436)	-	-	(853,436)

Stock based compensation	-	-	4,435	-	-	-	4,435

Balance, September 30, 2021	6,357,314	$636	$2,218,970	$(9,364,188)	-	$-	$(7,144,582)

For the nine months ended September 30, 2021:

Balance, December 31, 2020	6,357,314	$636	$986,443	$(4,704,607)	-	$-	$(3,717,528)

Net loss	-	-	-	(4,659,581)	-	-	(4,659,581)

Stock based compensation	-	-	1,232,527	-	-	-	1,232,527

Balance, September 30, 2021	6,357,314	$636	$2,218,970	$(9,364,188)	-	$-	$(7,144,582)

For the three months ended September 30, 2022:

Balance, June 30, 2022	11,604,970	$1,160	$20,554,128	$(11,490,508)	30,000	$(24,703)	$9,040,077

Net loss	-	-	-	(2,127,486)	-	-	(2,127,486)

Stock based compensation	-	-	240,762	-	-	-	240,762

Purchase of treasury stock, at cost	-	-	-	-	45,109	(37,444)	(37,444)

Balance, September 30, 2022	11,604,970	$1,160	$20,794,890	$(13,617,994)	75,109	$(62,147)	$7,115,909

For the nine months ended September 30, 2022:

Balance, December 31, 2021	6,357,314	$636	$2,225,712	$(6,911,250)	-	$-	$(4,684,902)

Net loss	-	-	-	(6,706,744)	-	-	(6,706,744)

Exercise of stock options	240,526	24	24,365	-	-	-	24,389

Stock based compensation	-	-	598,694	-	-	-	598,694

Stock issuance pursuant to services agreement	31,746	3	99,997	-	-	-	100,000

Initial public offering, net of issuance costs of $2,054,918	3,750,000	375	12,944,707	-	-	-	12,945,082

Conversion of related-party convertible notes	1,225,384	122	4,901,415	-	-	-	4,901,537

Purchase of treasury stock, at cost	-	-	-	-	75,109	(62,147)	(62,147)

Balance, September 30, 2022	11,604,970	$1,160	$20,794,890	$(13,617,994)	75,109	$(62,147)	$7,115,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(6,706,744)	$(4,659,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,569,003	455,003
Stock based compensation	598,694	1,232,527
Stock issuance pursuant to services agreement	100,000	-
Change in fair value of redemption liability	-	980,245
(Increase) decrease in:
Prepaid expenses and other current assets	(165,281)	99,078
Increase (decrease) in:
Accounts payable	(558,837)	440,231
Accrued interest	7,237	117,844
Due to founder	(200,000)	-
Accrued expenses	(138,352)	256,084

Net cash used in operating activities	(5,494,280)	(1,078,569)

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Exercise of stock options	24,389	-
Purchase of treasury stock, at cost	(62,147)	-
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	13,645,643	-
Payment of deferred offering costs	(521,294)	(106,202)
Proceeds from related party convertible notes	-	1,038,014

Net cash provided by financing activities	13,086,591	931,812

Net increase (decrease) in cash	7,592,311	(146,757)

Cash, beginning of period	4,356	191,852

Cash, end of period	$7,596,667	$45,095

Supplemental disclosure of non-cash financing activities:
Conversion of related party convertible notes:
Related party convertible notes principal converted to common stock upon initial public offering	$3,734,446	$-
Related party convertible notes accrued interest converted to common stock upon initial public offering	$186,858	$-
Redemption liability converted to common stock upon initial public offering	$980,233	$-
Unpaid deferred offering costs	$-	$259,723
Accrued interest rollover to new notes payable	$-	$37,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Description of Business and Liquidity

Nature of Operations

Hillstream BioPharma, Inc. (“HBI”) was incorporated on March 28, 2017, as a Delaware C-corporation. At September 30, 2022, Hillstream BioPharma, Inc. had two wholly-owned subsidiaries: HB Pharma Corp. (“HB”) and Farrington Therapeutics LLC (“Farrington” and together with HBI and HB, the “Company”).

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2022, the Company incurred operating losses in the amount of approximately $5.1 million, expended approximately $5.5 million in cash in operating activities, and had an accumulated deficit of approximately $13.6 million as of September 30, 2022. The Company financed its working capital requirements through September 30, 2022 primarily through the issuance of common stock in its initial public offering (“IPO”). Net proceeds to the Company from the IPO were approximately $13.0 million. See Note 5 to the condensed consolidated financial statements for details regarding the IPO. The shares of the Company’s common stock began trading on The Nasdaq Capital Market on January 12, 2022 under the ticker symbol “HILS”.

The Company believes its cash on hand as of September 30, 2022 is sufficient to meet its operating obligations and capital requirements for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Thereafter, the Company may need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants or other arrangements to support its future operations. If such funding is not available, or not available on terms acceptable to the Company, the Company’s current development plan may be curtailed.

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

As a result of the COVID-19 pandemic, the Company had to delay the start of its IND enabling studies for over a year. As the COVID-19 situation continues to evolve, the Company intends to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including, but not limited to, impacts on third-party contractors, suppliers, vendors and employees. The Company believes that the ultimate impact of the COVID-19 pandemic on operating results, cash flows, and financial condition is likely to be determined by factors which are uncertain, unpredictable, and outside of the Company’s control. The situation surrounding COVID-19 remains fluid, and if disruptions arise, they could have a material adverse impact on the Company’s business.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheet, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other future period. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations, and cash flows are presented in U.S. Dollars. These financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2022. The Company operates in one segment.

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

Research and Development

Research and development costs are expensed as incurred. Research and development expenses include personnel costs associated with research and development activities, including third party contractors to perform research, conduct clinical trials, and manufacture drug supplies and materials. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials, administrative costs incurred by third parties, and other indicators of the services completed. Approximately $61,000 of prepaid expenses at September 30, 2022 and December 31, 2021 relate to a manufacturing services agreement.

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

The Company follows the guidance in FASB ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. At September 30, 2022 and December 31, 2021, the Company had no unrecognized uncertain income tax positions, and therefore no amounts have been recognized in the condensed consolidated financial statements.

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

Potentially dilutive securities not included in the computation of loss per share for the three and nine months ended September 30, 2022 and 2021 included options to purchase 1,628,813 and 903,468 shares of common stock, respectively. All common share amounts as of September 30, 2022 and December 31, 2021 and per share amounts for the three and nine months ended September 30, 2022 and 2021 have been adjusted to reflect a 1-for-26.4 reverse stock split of the Company’s common stock effectuated on September 16, 2021. Other potentially dilutive securities also not included in the computation of loss per share for the three and nine months ended September 30, 2022 included warrants to purchase 187,500 shares of the Company’s common stock.

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

Note 3 – Convertible Notes - Related Parties

Commencing in May 2017, the Company entered into Subordinated Convertible Promissory Note Agreements (the “Agreements”) with certain lenders (together, the “Holders” or individually, the “Holder”), pursuant to which the Company issued Subordinated Convertible Promissory Notes (individually the “Note” or together, the “Notes”) to the Holders, principally all to the Chief Executive Officer (“CEO”) and founder of the Company, a member of the Company’s board of directors and third parties that are family members of the founder and CEO. Interest on the unpaid principal balance accrued at a rate of 5% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. Unless earlier converted into shares of the Company’s common stock or preferred stock (collectively, the “Equity Securities”), the principal and accrued interest was to be due and payable by the Company on demand by the Holders at any time after the earlier of (i) the Maturity Date (as defined in each Agreement) and (ii) the closing of the Next Equity Financing. “Next Equity Financing” means the next sale, or series of related sales, by the Company of its Equity Securities pursuant to which the Company received gross proceeds of not less than $5.0 million for Notes issued in 2017 and through November 2020 and $7.5 million for Notes issued after November 2020 (including the aggregate amount of debt securities converted into Equity Securities upon conversion or cancellation of the Notes). The Company’s IPO qualified as a Next Equity Financing.

In general, the stated maturity date was two years from the date of issuance, except for the Notes issued in December 2020 and thereafter (in the aggregate principal amount of approximately $2.1 million) which had a stated maturity date of three years. For Notes issued in 2017 and through September 2018, the default interest rate of 20% was added to the Notes for the period after the stated maturity date.

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

Certain embedded features contained in the Notes in the aggregate were embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value for all Notes of approximately $2.4 million. Amortization of debt discount for the Notes recorded as interest expense was approximately $1.6 million for the nine months ended September 30, 2022, and approximately $192,000 and approximately $455,000 for the three and nine months ended September 30, 2021, respectively. The amount for the nine months ended September 30, 2022 contains amortization charged to interest expense of approximately $34,000 up to the date of the IPO and the full amount of the unamortized debt discount of approximately $1.5 million charged to interest expense on the date of the IPO.

Accrued interest expense associated with the Notes at December 31, 2021 was approximately $180,000. Accrued interest at the date of the IPO was approximately $187,000 and was converted into common stock as the IPO qualified as a Next Equity Financing. Total interest expense, including accrued interest and amortization of the debt discount, amounted to approximately $1.6 million for the nine months ended September 30, 2022, and $236,000 and $573,000 for the three and nine months ended September 30, 2021, respectively.

The carrying value of the outstanding related-party convertible notes at December 31, 2021 was as follows:

Principal amount outstanding	$3,734,446
Less: debt discount, net of amortization	(1,569,003)
Carrying value	$2,165,443

Current portion	$1,392,544
Long-term portion	772,899
Total carrying value	$2,165,443

Roll-over Notes

Effective October 1, 2020, all Notes which matured, and were not repaid or converted, were rolled over, including the default interest rate of 20% as disclosed above. Approximately $805,000 of such Notes were rolled over through December 31, 2021, of which approximately $166,000 occurred prior to December 31, 2020 and approximately $639,000 occurred between January 1, 2021 and December 31, 2021. Since the terms of the new notes were not substantially different from the Notes, this was not accounted for as a debt modification or debt extinguishment.

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

The change in fair value of a loss of approximately $76,000 and approximately $980,000 for the three and nine months ended September 30, 2021, respectively, was recorded as a component of other expense in the accompanying condensed consolidated statements of operations. The balance of approximately $980,000 as of December 31, 2021 and as of the date of the IPO was converted into common stock in connection with the related-party convertible debt to which it related.

Note 5 – Common Stock

Pursuant to an amendment to the Company’s Certificate of Incorporation filed in April 2019, the Company increased the number of authorized shares of common stock to 250,000,000 shares. See the Net Loss Per Share section of Note 2 to the condensed consolidated financial statements for a discussion of the reverse stock split effectuated on September 16, 2021.

On January 14, 2022, the Company closed the IPO pursuant to which it issued 3,750,000 shares of its common stock at a public offering price of $4.00 per share. The gross proceeds to the Company from the IPO were $15.0 million, prior to deducting underwriting discounts of approximately $1.1 million and commissions and other offering expenses of approximately $1.0 million. Other offering expenses include deferred offering costs of approximately $547,000 that were capitalized prior to December 31, 2021 and additional costs incurred prior to the date of the IPO. The net proceeds to the Company from the IPO were approximately $13.0 million. The Company granted the underwriters a 45-day option to purchase up to an additional 562,500 shares of common stock at the public offering price less discounts and commissions, to cover over-allotments; however, this option expired unexercised. Additionally, and as a result of the completion of the IPO, all of the Company’s convertible debt and accrued interest was converted into an aggregate of 1,225,384 shares of the Company’s common stock pursuant to the terms of the Notes. Outstanding principal of approximately $3.7 million, accrued interest of approximately $187,000, and a redemption liability of approximately $980,000 were converted to common stock as the IPO qualified as a Next Equity Financing. In addition, the Company issued warrants in connection with the IPO. See Note 6 to the condensed consolidated financial statements for a discussion of the warrants issued.

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

On June 9, 2022, the Company’s Board of Directors authorized the repurchase of up to $1.0 million of shares of the Company’s common stock until December 31, 2022. On June 10, 2022, the Company entered into a Repurchase Agreement (the “Repurchase Agreement”) with a financial institution pursuant to which such financial institution may purchase shares of the Company’s common stock upon the terms and conditions set forth in such agreement, including in accordance with the guidelines specified in Rules 10b5-1 and 10b-8 under the Securities Exchange Act of 1934, as amended. Shares of the Company’s common stock may be repurchased in open market or through privately-negotiated transactions. Pursuant to the Repurchase Agreement, the financial institution shall cease purchasing shares of the Company’s common stock upon the earlier of (i) the close of trading on December 31, 2022, (ii) the completion of repurchases up to the approved amount and (iii) the date upon which the Company gives notice of termination of the Repurchase Agreement to the financial institution. The Company will determine the timing and amount of any repurchases based upon its evaluation of market conditions, applicable SEC guidelines and regulations, and other factors.

During the three and nine months ended September 30, 2022, the Company purchased 45,109 and 75,109 shares of its common stock, respectively, for a total purchase cost of approximately $37,000 and $62,000, respectively.

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

The Company has granted options to acquire 92,801 shares of common stock at $13.20 per share under the 2017 Stock Incentive Plan, and 1,895 shares remain available for issuance. At both September 30, 2022 and December 31, 2021, there were options outstanding to acquire 92,801 shares of common stock. As of both September 30, 2022 and December 31, 2021, all such options were fully vested, and the weighted average remaining contractual life for such options was approximately 5.4 and 6.2 years, respectively.

In July 2019, the Company authorized a new plan (the “2019 Stock Incentive Plan”). The Company initially reserved 284,090 shares of its common stock for issuance pursuant to the 2019 Stock Incentive Plan in the form of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. On August 30, 2019, the Company approved an increase in the number of shares authorized for issuance under the 2019 Stock Incentive Plan by 2,575,757 shares. In January 2021, the Company approved an increase in the number of shares reserved for issuance under the 2019 Stock Incentive Plan by 574,494 shares. On May 31, 2021, the Company approved an increase in the number of shares reserved for issuance under the 2019 Stock Incentive Plan by 467,171 shares. At both September 30, 2022 and December 31, 2021, a total of 3,901,512 shares were authorized for issuance under the 2019 Stock Incentive Plan.

The Company has granted options to acquire 3,386,385 and 2,420,514 shares of common stock under the 2019 Stock Incentive Plan, and 515,127 and 1,480,998 shares of common stock remain available for issuance under the 2019 Stock Incentive Plan at September 30, 2022 and December 31, 2021, respectively. There are stock options outstanding to acquire 1,536,012 and 810,667 shares of common stock with weighted average exercise prices of $3.80 and $3.25 and weighted average contractual terms of 8.7 years and 8.0 years at September 30, 2022 and December 31, 2021, respectively.

The following table summarizes stock-based activities under the 2017 Stock Incentive Plan and 2019 Stock Incentive Plans:

		Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Contractual
	Options	Price	Terms

Outstanding at December 31, 2021	903,468	$4.27	7.9 years
Granted	980,075	$3.38
Exercised	(240,526)	$0.10
Forfeited /cancelled	(14,204)	$5.28
Outstanding at September 30, 2022	1,628,813	$4.34	8.5 years

Exercisable options at September 30, 2022	881,952	$4.91	7.9 years

Vested and expected to vest at September 30, 2022	1,628,813	$4.34	8.5 years

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

Stock options granted during the three and nine months ended September 30, 2022 and 2021 were valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021*	2022	2021

Expected volatility	104.0%	N/A	94.5% - 104.0%	111.3%
Risk-free interest rate	3.39%	N/A	1.69% - 3.39%	0.42% - 0.86%
Expected dividend yield	0%	N/A	0%	0%
Expected life of options in years	5.0	N/A	5.0 - 7.0	5.0
Estimated fair value of options granted	$0.78	N/A	$0.78 - $3.20	$5.46 - $5.56

*	No stock options were granted during the three months ended September 30, 2021.

The weighted average grant date fair value of stock options granted during the three months ended September 30, 2022 was approximately $0.78. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was approximately $2.70 and $5.47, respectively. The weighted average fair value of stock options vested during the three and nine months ended September 30, 2022 was approximately $1.60 and $1.10, respectively, and during the three and nine months ended September 30, 2021 was approximately $0.53 and $5.46, respectively.

Included in the above table are stock options granted in 2019 to purchase 231,058 shares of the Company’s common stock at an exercise price of $0.08 per share, which vest upon a specified performance condition. These stock options vested at the date of the Company’s IPO, which was the specified performance condition.

Total stock based compensation expense included in the accompanying condensed consolidated statements of operations was as follows:

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Research and development	$87,829	$66	$253,561	$516,328
General and administrative	152,933	4,369	345,133	716,199
Total stock based compensation	$240,762	$4,435	$598,694	$1,232,527

At September 30, 2022, the total unrecognized compensation expense related to non-vested options was approximately $2.1 million and is expected to be recognized over the remaining weighted average service period of approximately 2.9 years.

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

Warrants

In connection with the IPO, the Company issued warrants to purchase such number of shares of the Company’s common stock equal to 5% of the total shares of common stock issued in the IPO. The warrants are exercisable at $5.00 per share, were not exercisable within the first six months after issuance, and may, under certain circumstances, be exercised on a cashless basis. The exercise price of the warrants is subject to standard antidilutive provision adjustments for stock splits, stock combinations, or similar events affecting the Company’s common stock. The Company has determined that these warrants should be classified as equity instruments since they do not require the Company to repurchase the underlying common stock and do not require the Company to issue a variable amount of common stock. In addition, these warrants are indexed to common stock and do not have any unusual antidilution rights. Terms of the warrants outstanding at September 30, 2022 are as follows:

	Initial		Exercise	Warrants	Warrants	Warrants
Issuance Date	Exercise Date	Expiration Date	Price	Issued	Exercised	Outstanding

January 14, 2022	July 10, 2022	January 11, 2027	$5.00	187,500	0	187,500

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

On January 4, 2022 and January 6, 2022, the Company issued unsecured promissory notes in the aggregate principal amount of approximately $139,000 (including an original issuance discount of an aggregate of approximately $14,000) to three related-party investors. The notes were to accrue interest at a rate of 12% per annum and mature upon the earlier of (i) June 30, 2022, and (ii) the closing of a subsequent equity financing. “Subsequent Equity Financing” means the next sale (or series of related sales) by the Company of its equity securities following the date of the notes pursuant to which the Company receives gross proceeds of not less than $5.0 million. The notes were repaid in full on January 21, 2022 following the Company’s IPO on January 14, 2022 as the IPO was considered a Subsequent Equity Financing.

Additionally, on April 18, 2022, the founder and CEO exercised options to purchase up to 240,526 shares of the Company’s common stock at a weighted average exercise price of $0.10 per share for a total of approximately $24,000.

Note 8 – Commitments and Contingencies

Small Molecule Analogues

On December 30, 2019, the Company acquired a series of small molecule analogues pursuant to an Asset Purchase Agreement (“APA”). Pursuant to the APA, the Company is required to make a payment of $50,000 upon raising of at least $2.0 million in funding, and up to $1.75 million based upon successfully meeting clinical and sales milestones. As of September 30, 2022 and December 31, 2021, such fund-raising requirement was not met and no payments were made pursuant to the APA. The Company included, in accounts payable at both September 30, 2022 and December 31, 2021, the $50,000 required initial payment. Milestone based payments, if any, will be expensed as incurred.

Employment Agreement

In January 2019, the Company entered into a three-year employment agreement with its CEO which provides a specified base salary and bonus. The employment agreement also provides the CEO with certain benefits while employed and if employment ceases. The Company accrued $200,000 in 2019 related to the CEO’s base salary as per the employment agreement, which was included in due to founder as of December 31, 2021, which was paid in full on April 1, 2022. No bonus was approved by the board of directors of the Company for any period through September 30, 2022.

In January 2020, the Company amended the employment agreement pursuant to which, in lieu of a cash base salary, the CEO was to be compensated with stock options to purchase 7,575 shares of the Company’s common stock per month (at an exercise price based upon the Company’s most recent 409A valuation at the date of the grant) effective January 1, 2020 until the Company received a minimum of $3.0 million of gross proceeds from the sale of its securities, after which time, cash compensation, pursuant to the employment agreement, would be paid.

Effective January 1, 2021, the Company amended the employment agreement with its CEO to provide a revised base salary pre-funding (as defined in the employment agreement). In lieu of cash base salary, the CEO was to be compensated with stock options to purchase 18,939 shares of the Company’s common stock per month at an exercise price of $7.82 per share effective January 1, 2021 until funding meets or exceeds $5.0 million, after which time, cash compensation, pursuant to his employment agreement, would be paid. The amended employment agreement also provides for a future base salary for the CEO after the Company receives funding greater than $5.0 million or completes an initial public offering or similar transaction as set forth in the employment agreement. In addition, if the CEO acts as the “finder” of an investor who purchases more than $5.0 million of the Company’s equity, he will receive a grant of stock options to acquire 757,575 shares of common stock of the Company at an exercise price equal to the most recent fair value of the Company’s common stock at the time of grant.

On June 1, 2021, the Company entered into an Amended and Restated Employment Agreement, as amended on September 24, 2021 (the “Amended and Restated Employment Agreement”) with the Company’s CEO. The term of the Amended and Restated Employment Agreement commenced upon the closing of the Company’s IPO and continues for a period of five years and automatically renews for successive one-year periods at the end of each term unless either party provides written notice of their intent not to renew at least 60 days prior to the expiration of the then effective term. Pursuant to the Amended and Restated Employment Agreement, the CEO will receive an annual base salary of $485,000, which may be increased from time to time, and shall be eligible to receive an annual cash bonus equal to 55% of his then base salary based upon the achievement of Company and individual performance targets established by the Company’s board of directors. In addition, in the first year in which the Company’s market capitalization (as defined in the Amended and Restated Employment Agreement) equals or exceeds (i) $250 million, the CEO shall receive a cash payment of $150,000; (ii) $500 million, the CEO shall receive a cash payment of $350,000; and (iii) $1.0 billion, the CEO shall receive a cash payment of $750,000. Furthermore, following the date of the Company’s IPO, the CEO was issued an option to purchase 757,575 shares of the Company’s common stock at an exercise price of $4.00 per share, which options shall vest over a 48-month period commencing 12 months after the date of grant. This shall be in addition to any additional equity-based compensation awards the Company may grant the CEO from time to time.

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

TridentAI

Although the development of TridentAI (“Trident”), our artificial intelligence precision medicine platform used to identify biomarkers in our clinical programs to target specific patient segments, continues to be of importance to us in the long-term, management has determined that it is in our best interest to prioritize our later stage programs which has led to us deprioritize Trident for the time being.

Trends and Uncertainties—COVID-19

The global COVID-19 pandemic continues to evolve. As a result of the COVID-19 pandemic, we previously had to the delay of the start of our IND enabling studies for HSB-1216. The extent of the impact of the COVID-19 on our business, operations, pre-clinical and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak, COVID-19 variants, and the future impact of COVID-19 on our clinical trial enrollment, clinical trial sites, clinical research organizations, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with many of our employees and consultants working remotely. We will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

Components of Results of Operations

Revenue

We did not recognize revenues for the three and nine months ended September 30, 2022 and 2021.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

	Three Months Ended September 30,
	2022	2021	Change

Condensed Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$831,844	$313,133	$518,711
General and administrative	1,295,642	227,980	1,067,662
Total operating expenses	2,127,486	541,113	1,586,373
Other expense:
Interest expense	-	(235,822)	235,822
Change in redemption value	-	(76,501)	76,501
Total other expense	-	(312,323)	312,323
Net loss	$(2,127,486)	$(853,436)	$(1,274,050)

Research and Development Expenses

Research and development expenses increased by $518,711, or 165.7%, to $831,844 for the three months ended September 30, 2022 from $313,133 for the three months ended September 30, 2021. The increase was primarily the result of an increase in expenses for pre-clinical activities of $323,468, consulting expenses of $107,480 and stock based compensation expense of $87,763 related to research and development team members.

General and Administrative Expenses

General and administrative expenses increased by $1,067,662 or 468.3%, to $1,295,642 for the three months ended September 30, 2022 from $227,980 for the three months ended September 30, 2021. The increase in general and administrative expenses was primarily due to an increase of $325,182 in consulting expenses, $302,983 in insurance expenses, $148,563 in stock based compensation expense, $128,594 in payroll expenses, $95,564 in investor relations expenses, $55,097 in remuneration paid to our board of directors (“Board of Directors”); and $11,679 in various other expenses.

Interest Expense

Interest expense decreased by $235,822, or 100.0%, to $0 for the three months ended September 30, 2022 from $235,822 for the three months ended September 30, 2021. The decrease in interest expense was primarily related to conversion of debt into common stock upon the closing of our IPO. See Note 3 of our condensed consolidated financial statements.

Change in Redemption Value

The change in redemption value decreased by $76,501, or 100.0%, to $0 for the three months ended September 30, 2022 from $76,501 for the three months ended September 30, 2021 as the redemption liability was re-evaluated in light of the actual fair value increment provided to the debt holders upon completion of our IPO in January 2022.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	2022	2021	Change

Condensed Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$1,595,219	$1,883,808	$(288,589)
General and administrative	3,520,281	1,222,616	2,297,665
Total operating expenses	5,115,500	3,106,424	2,009,076
Other expense:
Interest expense	(1,591,244)	(572,912)	(1,018,332)
Change in redemption value	-	(980,245)	980,245
Total other expense	(1,591,244)	(1,553,157)	(38,087)
Net loss	$(6,706,744)	$(4,659,581)	$(2,047,163)

Research and Development Expenses

Research and development expenses decreased by $288,589, or 15.3%, to $1,595,219 for the nine months ended September 30, 2022 from $1,883,808 for the nine months ended September 30, 2021. The decrease was primarily the result of a decrease in expenses for pre-clinical activities of $85,237 and stock based compensation expense of $262,766 related to research and development team members offset by an increase in consulting expenses of $59,414.

General and Administrative Expenses

General and administrative expenses increased by $2,297,665, or 187.9%, to $3,520,281 for the nine months ended September 30, 2022 from $1,222,616 for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to an increase of $917,916 in insurance expenses, $539,920 in consulting expenses, $374,081 in payroll expenses, $188,455 in legal expenses, $174,785 in accounting expenses, $165,285 in remuneration paid to our Board of Directors, $158,696 in investor relations expenses and $149,593 in various other expenses. These increases were offset by a decrease of $371,066 in stock based compensation expense.

Interest Expense

Interest expense increased by $1,018,332, or 177.7%, to $1,591,244 for the nine months ended September 30, 2022 from $572,912 for the nine months ended September 30, 2021. The increase in interest expense was primarily related to the unamortized debt discount charged to interest expense on the date of our IPO. See Note 3 of our condensed consolidated financial statements.

Change in Redemption Value

The change in redemption value decreased by $980,245, or 100.0%, to $0 for the nine months ended September 30, 2022 from $980,245 for the nine months ended September 30, 2021 as the redemption liability was re-evaluated in light of the actual fair value increment provided to the debt holders upon completion of our IPO in January 2022.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of equity and debt securities. As of September 30, 2022, we had approximately $7.6 million in cash, working capital of approximately $7.1 million and an accumulated deficit of approximately $13.6 million. Net cash used in operating activities was approximately $5.5 million for the nine months ended September 30, 2022. We incurred net losses of approximately $6.7 million for the nine months ended September 30, 2022. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future as we continue our pre-clinical and clinical development of our product candidates. We have not yet commercialized any products and have never generated any revenue from product sales. We believe that our existing cash and cash equivalents as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q. The accompanying condensed consolidated financial statements have been prepared on the basis that our Company is a going concern , which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

Additional funding will be necessary to fund our future clinical and pre-clinical activities. We may obtain additional funding through the sale of additional equity or debt securities, entering into strategic partnerships or grants or other arrangements or a combination of the foregoing to support our future operations; however, no assurance can be provided that we will be successful in obtaining adequate levels of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates. In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the COVID-19 pandemic continues to evolve globally.

Cash Flow Activities for the Nine Months Ended September 30, 2022 and 2021

The following table sets forth a summary of our cash flows for the periods presented.

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(5,494,280)	$(1,078,569)
Net cash provided by financing activities	13,086,591	931,812
Net increase (decrease) in cash	$7,592,311	$(146,757)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2022 was $5,494,280 which consisted of net loss of $6,706,744, partially offset by $2,267,697 in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities and $1,055,233 in net decrease in operating accounts. The non-cash charges consist of amortization of debt discount of $1,569,003, stock issuance pursuant to services agreement of $100,000 and stock based compensation of $598,694. The net decrease in operating activities was primarily due to a decrease of $558,837 in accounts payable, a decrease in due to founder of $200,000, a decrease in accrued expenses of $138,352, an increase of $165,281 in prepaid expenses and other current assets offset by an increase of $7,237 in accrued interest.

Cash used in operating activities for the nine months ended September 30, 2021 was $1,078,569 which consisted of net loss of $4,659,581, partially offset by $2,667,775 in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities and $913,237 in net increase in operating accounts. The non-cash charges consist of stock based compensation of $1,232,527, change in fair value of redemption liability of $980,245 and amortization of debt discount of $455,003. The net increase in operating activities was primarily due to an increase of $696,315 in accounts payable and accrued expenses, an increase in accrued interest of $117,844 and a decrease of $99,078 in prepaid expenses and other current assets.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2022 was $13,086,591. The net increase in financing activities was from net cash proceeds of $13,645,643 from the issuance of our common stock in connection with our IPO and $24,389 from exercise of stock options offset by deferred offering costs of $521,294 and purchase of treasury stock, at cost of $62,147.

Cash provided by financing activities for the nine months ended September 30, 2021 was $931,812 which consisted of net cash proceeds of $1,038,014 from the issuance of related party convertible promissory notes offset by deferred offering costs of $106,202.

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

Debt Discount and Derivative Instruments

The initial fair value of the redemption feature relating to the convertible debt instruments was treated as a debt discount and was amortized over the term of the related debt using the straight-line method, which approximates the interest method. Amortization of debt discount is recorded as a component of interest expense. If a loan is paid in full, any unamortized debt discounts will be removed from the related accounts and charged to operations. As the convertible debt was converted into shares of our common stock at the date of the IPO, the unamortized debt discount was charged to interest expense. In accordance with Financial Accounting Standards Board (“FASB”) ASU 2015-03, Interest - Imputation of Interest, the unamortized debt discount at December 31, 2021 was presented in the accompanying condensed consolidated balance sheets as a direct deduction from the carrying amount of the related debt.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) complying with the requirement adopted by the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on financial statements. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness with respect to the lack of segregation of duties to separate the roles of authorizing, initiating and recording transactions or to review the transactions or  contracts with a financial reporting implication and the timely communication of the terms and conditions to the financial reporting function. Effective internal control contemplates an appropriate level of review to ensure timely preparation and completeness and accuracy of the financial statements and disclosures.

Remediation Plans

We intend to remediate the material weakness by hiring qualified personnel to address adequate controls over the review of the completeness and accuracy of contracts.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of equity securities during the quarter ended September 30, 2022. During the quarter ended September 30, 2022, we repurchased 45,109 shares of our common stock at a cost of $37,444 and $937,853 remains authorized for share repurchase.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
7/1/2022 - 7/31/2022	45,109	$0.8059	75,109	$938
8/1/2022 - 8/31/2022	-	$-	-	$938
9/1/2022 - 9/30/2022	-	$-	-	$938
Total	45,109	$0.8059	75,109

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLSTREAM BIOPHARMA, INC.

Date: November 10, 2022	By:	/s/ Randy Milby
Randy Milby
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Thomas Hess
Thomas Hess
Chief Financial Officer
(Principal Financial and Accounting Officer)

