Form 10-K
period 2022-12-31
Hillstream BioPharma Inc.
filed 2023-03-16
CIK 1861657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2022 was $5,600,418 based upon the closing price of the registrant’s common stock of $0.7795 on The Nasdaq Capital Market as of that date.

Number of common shares outstanding as of March 10, 2023 was 11,514,144.

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

“HILLSTREAM BIOPHARMA,” “QUATRAMER” and “QUATRABODY” are pending trademarks of Hillstream BioPharma, Inc. in the United States. All other brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We have a limited operating history, and we have not initiated, conducted or completed any clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

●	We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.

●	We will require substantial additional capital to finance our operations in the future. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to curtail, delay or discontinue one or more of development programs or future commercialization efforts.

●	Management has performed an analysis and concluded that there is a substantial doubt about our ability to continue as a going concern. Separately, our independent registered public accounting firm has also concluded there exists a substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Risks Related to the Discovery and Development of Our Product Candidates

●	We are substantially dependent on the success of our product candidates. If we are unable to complete development of, obtain approval for and commercialize our product candidates in a timely manner, our business may be harmed.

●	Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

●	The outcome of pre-clinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the U.S. Food and Drug Administration or other comparable foreign regulatory authorities.

●	If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.

●	We may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our candidates prove to be ineffective, unsafe or commercially unviable, our entire technology platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

●	Adverse side effects or other safety risks associated with our drug candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

●	Our products may never achieve market acceptance.

●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted.

●	Our business may be adversely affected by the coronavirus pandemic.

Risks Related to Our Reliance on Third Parties

●	We rely on third parties to manufacture our product candidates and conduct our pre-clinical studies and clinical trials. If these third parties do not successfully perform their contractual and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.

●	We currently depend on sole source suppliers and manufacturers for certain ingredients, and the inability to obtain such ingredients as required could harm our business.

Risks Related to Commercialization of Our Drug Candidates

●	Even if we are successful in completing all pre-clinical studies and clinical trials, we may not be successful in commercializing one or more of our drug candidates.

●	The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for our drug candidates on a timely basis, or at all.

Risks Related to Our Intellectual Property

●	Our inability to protect our intellectual property and proprietary rights may have a material adverse effect on our business.

Risks Related to Managing Our Business and Operations

●	We may encounter difficulties in managing our growth, which could adversely affect our operations.

●	Our employees, independent contractors, consultants, commercial partners, collaborators and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

Risks Related to Our Common Stock

●	We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

●	We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

PART I

Throughout this Annual Report on Form 10-K, references to “we,” “our,” “us,” the “Company,” “Hillstream,” or “Hillstream BioPharma” refer to Hillstream BioPharma, Inc., individually, or as the context requires, collectively with its subsidiaries.

ITEM 1. BUSINESS

Overview

Hillstream BioPharma is a pre-clinical biotechnology company developing novel therapeutic candidates targeting ferroptosis, an emerging new anti-cancer mechanism resulting in iron mediated cell death (“IMCD”), and targeted immuno-oncology novel biologics, for the treatment drug resistant cancers. Our most advanced product candidate, HSB-1216, is an IMCD inducer, targeting a variety of solid tumors. In a clinical pilot study conducted at the University of Heidelberg, Germany, the active drug in HSB-1216 was found to reduce tumor burden in treatment resistant cancers, including triple negative breast cancer (“TNBC”) and epithelial carcinomas. We utilize Quatramer™, our proprietary tumor targeting platform, to enhance the uptake of HSB-1216 in the tumor microenvironment (“TME”) with an extended duration of action and minimal off-target toxicity. Our goal is to submit an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) and initiate a clinical study with HSB-1216 in the second half of 2023; however, no assurance can be provided that our IND will be accepted by the FDA in 2023, if at all. If our IND is accepted by the FDA, our HSB-1216 clinical studies will focus on expanding upon the clinical pilot study conducted in Germany. If we are able to initiate our clinical study with HSB-1216 in the second half of 2023, we anticipate that clinical data from such trial will be released either late 2024 or early 2025.

The discovery of regulated cell death processes, such as apoptosis and autophagy, has enabled novel target discovery for drug development. Ferroptosis, a form of IMCD, is an emerging regulated cell death process which decreases intracellular iron or the Labile Iron Pool (“LIP”), a known factor required for cell growth. Cancer cells promote increase in the LIP leading to unregulated cell growth and metabolism. Decreasing the LIP, induces iron-led reactive-oxygen species (“ROS”) production and lipid peroxidation, two key hallmarks of ferroptosis/IMCD, which lead to regulated cell death. HSB-1216 sequesters iron in the cytoplasm of cancer cells and decreases the LIP, thereby inducing ferroptosis/IMCD, leading to regulated cell death. Areas of interest for the development of HSB-1216 are as a treatment of solid tumors, including small cell lung cancer (“SCLC”), TNBC, uveal melanoma, glioblastoma multiforme, head and neck squamous cell carcinoma and other drug resistant cancers with high unmet need.

Quatramer is a tumor targeting platform which allows us to leverage and exploit key tumor targets and novel emerging pathways such as IMCD to facilitate the delivery of potent drugs directly to the TME while sparing healthy tissue. By efficiently extending the circulation half-life, as well as targeting delivery to the tumor site, Quatramer preferentially traps drugs in the TME. This emerging orthogonal anti-cancer approach leverages a fundamental recognized mechanism of iron mediated tumor growth and metabolism. We are building a portfolio of long-acting, potent anti-cancer drug candidates using our Quatramer platform.

The Quatrabody™ provides an entry into development of next generation immune-oncology (“IO”) biologics including, bispecific and trispecific antibodies, antibody-drug conjugates (“ADCs”), CAR-T, CAR-NKs among others. Quatrabodies capitalize on the long half-life of tumor targeting Quatramers combined with Picobodies™ bovine-derived antibody “knob” domains which have potential to access and bind more tightly to “undruggable” epitopes better than full sized antibodies. HSB-1940 is a combination of programed cell death protein 1 (“PD-1”) targeting Picobodies bound to the surface of Quatramers. Quatrabodies have the potential for delivering an increased drug payload to the tumor with a longer half-life while targeting novel “undruggable” epitopes of well-established and validated IO targets such as PD-1.

Our Product Candidates and Research Programs

We are leveraging our proprietary technologies and developing multiple product candidates with differentiated profiles designed to address rare and treatment resistant cancers, as shown below.

Figure 1: Pipeline Chart

We intend to submit INDs to the FDA to gain approval to initiate clinical studies in the second half of 2023 for HSB-1216 and in 2025 for both HSB-3215 and HSB-1940; however, no assurance can be provided that our INDs will be accepted by the FDA based on our anticipated timeline, if at all.

Our Lead Candidates

HSB-1216

HSB-1216, our most advanced product candidate which we intend to prepare for advancement into the clinic for multiple high unmet need solid tumors, is an IMCD inducer delivered using the Quatramer, our proprietary tumor targeting platform. We intend to submit an IND application to the FDA and obtain clinical data to support our strategy in the second half of 2023; however, no assurance can be provided that our IND will be accepted by the FDA in 2023, if at all. HSB-1216 exploits a key feature of certain tumors that rely on an excessive LIP inside the cell to modify the dysregulated iron microenvironment of cancer. We have received orphan drug designation (“ODD”) in SCLC and uveal melanoma for HSB-1216’s active drug. In a clinical pilot study conducted at the University of Heidelberg, Germany, HSB-1216’s active drug was studied in seven patients with positive results in heavily pre-treated and therapy resistant cancers. By design, HSB-1216 circulates systemically after an intravenous injection and concentrates in the TME of solid tumor masses. The localization of HSB-1216 has been demonstrated in multiple in vivo pre-clinical models with pharmacodynamic signals showing significant decreases in tumor size after weekly injections over time.

Figure 2: How Drug-resistant Persister Cancer Cells, Using Ferroptosis/IMCD, Hijack Intracellular Iron for Unregulated Growth and the Potential Role of HSB-1216

HSB-1216’s ability to target drug-resistant persister cancer cells has the potential to be used in cancer patients who have failed standard-of-care for treatment resistant tumors without any approved therapies. We intend to submit an IND to the FDA for approval in the second half of 2023 and, if such IND is timely submitted and approved, we anticipate clinical data either late 2024 or early 2025; however, no assurance can be provided that our IND will be accepted by the FDA in 2023, if at all.

HSB-3215

HSB-3215, our second product candidate, is an anti-HER2 monoclonal antibody candidate. The ErbB or HER family of cell surface proteins are some of the most well-known and validated oncology drug targets including ErbB2 or HER2 (human epidermal growth factor receptor) and Erb3 or HER3. The family of antibodies and biologics against HER2 starting with HERCEPTIN® (trastuzumab) approved in 1998 for breast cancer, one of the first few anti-cancer antibodies, as well as PERJETA® (pertuzumab), KADCYLA® (ado-trastuzumab emtansine) and PHESGO® (Pertuzumab/trastuzumab/hyaluronidase) reported 2022 sales of greater than $8 billion for Roche/Genentech. Antibodies against HER2 and HER3 bind to different domains of the extracellular portion of the proteins or epitopes with trastuzumab primarily binding the extracellular domain IV of HER2. HER2 is a validated tumor antigen for antibody drug conjugates to treat HER2 positive cancers with two approved antibodies, Roche/Genentech’s KADCYLA® and Daiichi Sankyo/AstraZeneca’s ENHERTU®.

Applied Biomedical Science Institute (“ABSI”) has developed technology to target unique functional epitopes of the cancer targets HER2 and HER3. Monoclonal antibodies being developed at ABSI are unique from the currently approved anti-HER2 antibodies. ABSI has granted us an exclusive option to license technology from ABSI to develop HER2 and HER3 antibodies, including multi-specific and Quatramer- based therapeutics incorporating portions of the antibodies. These antibodies could be incorporated into proprietary multi-format biologics (bi- and tri-specific antibodies, ADCs (antibody drug conjugates), CAR-T and CAR-NKs, in Quatramers and Quatrabodies) against drug resistant cancers including HER2-positive metastatic breast cancer, gastric cancer, lung cancer and ovarian cancer. The ABSI option terminates on March 24, 2023, unless extended by the parties.

HSB-1940

Our third product candidate, HSB-1940, is a Quatrabody, a proprietary IO biologic, in development targeting PD-1. We entered into a research collaboration and product license agreement with Minotaur Therapeutics, Inc. (“Minotaur”) and a commercial license agreement with Taurus Biosciences, LLC (“Taurus”), for use of certain technology, including OmniAb antibodies, to advance Picobodies™ against novel, undruggable epitopes in high-value validated IO targets starting with PD-1.

The technologies of Hillstream and Minotaur will be combined under the license from Taurus to discover, develop and advance biotherapeutics against high-value validated IO targets. Picobodies are bovine-derived antibody “knob” domains comprised of cysteine-rich ultralong complementary determining region (“CDR”) H3 sequences of 30-40 amino acids weighing ~3-4 KDa, which have the potential to access challenging undruggable epitopes better than full size antibodies can.

By combining Quatramers, with their long half-life, coated with a PD-1 Picobody to create HSB-1940, we believe we can more efficiently target novel epitopes with greater binding affinity than approved anti-PD-1 antibodies. We further believe that the development of HSB-1940 is a step toward enabling us to enter the rapidly growing IO market with additional targets thereafter.

Our Other Product Candidates

We intend to further develop our pipeline with novel bispecific monoclonal antibodies. These bispecific antibodies are planned to simultaneously bind to two different antigens or to two different epitopes on the same antigen. Whether two different antigens or two epitopes on the same antigen, the bispecific antibody could bind its targets either on the same cell (cis) or on to different cells (trans). Our strategy involves targeting PD-1 combined with a known, validated undisclosed antigen (HSB-9646) or using HER2 instead of PD-1 (HSB-0059), while naturally occurring antibodies typically only target one epitope on one antigen. At this time, we have de-prioritized the expenditures and related activities associated with TridentAI, HSB-510, HSB-114 and HSB-888.

Research Programs

Our technology platform enables us to generate a pipeline of early-stage product candidates spanning multiple targets in oncology utilizing diverse payloads to treat rare and treatment resistant tumors. While the payload in our most advanced product candidate, HSB-1216, is novel, and has pilot human data in multiple solid tumors, any solid tumor or non-oncologic disease requiring delivery of a peptide, protein or biologic is conceivably a candidate for our Quatramer technology. Our early-stage product candidates such as HSB-3215 and HSB-1940 are focused on rare and treatment resistant diseases; however, we believe our technology could potentially deliver meaningful benefit across a wide range of oncologic and viral diseases. We have tested several peptides, nucleic acids, proteins, small molecules and antibody constructs against multiple targets.

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

Figure 3: Quatramer Tumor Targeting Platform with Versatile Payload Delivery

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

Quatrabody Technology

Quatrabodies combine the benefits of tumor targeting and long half-life of Quatramers with novel Picobodies to enter into development of next generation IO therapeutics. Quatrabodies capitalize on the knob domains from bovine-derived antibodies which have the potential to access “undruggable” epitopes on validated tumor targets better than full sized antibodies. Picobodies are the smallest known antibody fragment, comprised of ultra-long CDR H3 sequences of 30-40 amino acids rich with cysteines that create tightly folded structures capable of binding recessed epitopes.

Figure 4: Quatrabodies Combine Quatramers’ Tumor Targeting and Long Half-Life with Knobs, the Smallest Known Antibody Fragments, Targeting Undruggable Epitopes

Antibodies derived from mouse or human sources use the surface formed by CDRs on the variable regions of the heavy chain/light chain heterodimer, which typically forms a relatively flat binding surface. Bovine’s ultralong CDR-H3 regions form an independently folding mini-domain, which protrudes far out from the surface of the antibody and forms a “stalk and knob” structure which is diverse in both its sequence and disulfide patterns. The “knob” (Picobody) component can be expressed as an independent antigen binding domain. At ~4-6 kDa, these are three times smaller than a camelid “nanobody” and are the smallest known antibody fragment. These atypical antigen binding sites of bovines potentially provide the ability to interact with different antigenic determinants, particularly recessed or concave surfaces, compared to traditional antibodies.

Our Key Programs: HSB-1216, HSB-3215 and HSB-1940

We have leveraged our proprietary technologies and are developing multiple product candidates with differentiated profiles designed to address rare and treatment resistant cancers. Our HSB-1216 product candidate is an IMCD inducer delivered by our proprietary Quatramer platform. We intend to submit an IND to the FDA to gain approval to initiate clinical studies in the second half of 2023 and, if such IND is timely submitted and approved, we anticipate initial data will be released either late 2024 or early 2025; however, no assurance can be provided that our IND will be accepted by the FDA in 2023, if at all. We intend to submit an IND for HSB-3215 (anti-HER2 antibody with novel conformational epitopes) and HSB-1940 (our first Quatrabody targeting PD-1), subject to successfully completing pre-clinical identification and characterization as well as IND enabling studies in 2024.

HSB-1216: Our Novel Iron-Medicated Cell Death Inducer

Iron, an important factor of many organisms, satisfies an assortment of vital living processes including DNA replication, protein synthesis and cellular respiration, essential for normal growth and propagation. However, iron also produces ROS via a chemical process in which there is a catalytic decomposition of hydrogen peroxide by ferrous ions, known as the Fenton reaction. This process may cause damage to the membrane lipid and DNA caused by ROS, known as lysosomal membrane permeabilization (“LMP”) rupturing and killing the cell by spilling its contents into the surrounding microenvironment and causing degradation in the surrounding extracellular milieu. Emerging evidence suggests iron may have a twofold role on cells, both stimulating cell growth and causing cell death, particularly a new form named ferroptosis, first described by the accumulation of iron-dependent lipid peroxides.

Figure 5: Role of Iron in Growth of Drug-Resistant Persister Cancer Cells and Mechanism of Action of HSB-1216

Iron is Dysregulated in Tumor Cells
Significantly increased LIP in tumor cells w/ metastaic potential & stemness
HSB-1216 Decreases LIP in All Tumor Cells
Fe utilization
Metastatic potential
Chemo sensitive tumor cells
Chemo resistant tumor cell
Tumor mass
Plasticity
Stemness potential
Fe storage
Metastatic potential
Increased
Labile Iron Pool (LIP)
Significantly Increased
Labile Iron Pool (LIP)
HSB-1216

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

Figure 6: HSB-1216 – Ferroptosis/IMCD Mechanism of Action: Shifting the Intracellular Redox Balance

Extracellular
Cytoplasm
CD44
HSB-1216
Fe
Lysosomal
Iron Sequesteration
Labile
Iron Pool
(LIP)
Fe
Mitochondrial
Respiration
Ferroptosis /
IMCD
Reactive
Oxygen
Species
Nucleus

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

Clinical Data with HSB-1216’s Active Drug

For several reasons, HSB-1216’s active drug was not established as a human drug due to several reports published by third parties in the past decades which reveal considerable toxicity in mammals such as horses, pigs, cats and alpacas after accidental oral ingestion or inhalation. It has been relegated to use in livestock as a coccidiostat and growth promoter. The European Food Safety Authority has declared an acceptable daily intake of 5 µg/kg. Based on these findings, the compound was therapeutically used in a “first-in-man” clinical pilot study conducted at the University of Heidelberg, Germany, with a cohort of 7 patients with metastatic breast, ovarian and head and neck cancers in which tumor and metastatic regression were observed clinically in 4 patients with metastatic breast cancer, 1 patient with metastatic ovarian cancer, and 2 patients with squamous cell carcinoma (1 of the head and neck and the other of the vulva). Administration of 200- 250 μg·kg−1 of active drug intravenously every second day for three weeks in these patients resulted in partial regression of tumor metastasis. Intravenous active drug therapy resulted in tachycardia and mild tremor for 30-60 minutes after administration but lacked side effects observed with conventional chemotherapeutic drugs, such as myelosuppression, neutropenia, alopecia, nausea and vomiting, or gastrointestinal, thromboembolic, and neurological side effects. Only 2 of the 7 cases are described in the publication relating to this trial, both of which are detailed below showing that these promising results inducing cancer regression of heavily pretreated and therapy-resistant tumor types may define HSB-1216’s active drug to have novel effects as a clinically significant anticancer agent.

Thirty months prior to treatment with the HSB-1216’s active drug, a 40-year-old female patient was diagnosed with unilateral ductal breast carcinoma (post-mastectomy and axillary lymph node dissection) and subsequently experienced a recurrence of the subcutaneous multifocal thoracic tumor that was ER, PR, and HER2 negative (i.e., “triple negative”) with vertebral bone metastasis. After all therapeutic options were exhausted, experimental treatment with HSB-1216’s active drug was recommended. The patient received 12 systemic administrations of intravenous (“IV”) treatment at a dose of 200 µg·kg-1 given every other day. After 12 cycles, there was a marked regression of the subcutaneous thoracic metastases (Figure 7). A biopsy of the metastatic tissue, as investigated by molecular histopathology, demonstrated that approximately 85% of the cells had undergone apoptosis. Additionally, serum levels of the tumor marker Ca 15-3 decreased from 14.3 U/mL before therapy to 7.2 U/mL after therapy. Similarly, serum levels of Carcinoembryonic antigen, another tumor marker, declined from 50.8 ng/mL to 15.5 ng/mL posttreatment. These results demonstrate that the drug was not only able to kill hard-to-treat cancers, but also more differentiated tumor cells and more importantly, highly indolent tumor cells displaying efficient mechanisms of resistance to cytotoxic drugs, radiation, and induction of apoptosis.

Figure 7: Clinical Pilot Study

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

Figure 8: 2012 - Human Serum Levels of the Tumor Marker in Squamous Cell Carcinoma in vitro

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

Figure 9: HSB-1216 Inhibits Tumor Growth in Mouse Model of SCLC

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

Figure 10: HSB-1216 is 2x-4x More Potent Against Chemo-Resistant SCLC Cell in vitro

SoC Chemotherapy
IC50 Log Value
32
16
8
4
2
1
0.5
0.25
0.125
ω
α
SAL
HSB-1216
IRI
CIS

α NCI-H69: SCLC cell line

ω NCI-H69AR: Chemo-resistant SCLC cell line

SCLC chemo-resistant cell line (H69AR) is more adherent and clusters vs. chemo-sensitive cells (H69), representing a more recalcitrant form of SCLC.

HSB-1216 is two to four times more potent in chemoresistant SCLC. Using chemoresistant cell lines for SCLC (NCI-H69AR), our approach demonstrates an increased potency of our compound using our Quatramer formulation when compared to standard-of-care therapies for these resistant tumor types.

HSB-1216 Clinical Plan in Solid Tumors

We intend to submit an IND for our HSB-1216 product candidate for solid tumors to the FDA in the second half of 2023, and, if approved, we plan to conduct a Phase 1 clinical trial to obtain human pharmacokinetic data and dose optimization data on our formulation thereafter; however, no assurance can be provided that our IND will be accepted by the FDA in 2023, if at all. Based on the data obtained from pre-clinical studies, we believe a Phase 1 basket trial can be conducted in the US with HSB-1216 where there are limited therapies. Even with the advent of immune checkpoint inhibitors (“ICIs”), there remains a large patient population which either does not benefit from allowing HSB-1216 to potentially prolong survival in ICI failures as well as recurrent disease patients.

HSB-3215:

The ErbB or HER family of cell surface proteins are some of the most well-known and validated oncology drug targets including ErbB2 or HER2 (human epidermal growth factor receptor) and Erb3 or HER3. The family of antibodies and biologics against HER2 starting with HERCEPTIN® (trastuzumab) approved in 1998 for breast cancer, one of the first few anti-cancer antibodies, as well as PERJETA® (pertuzumab), KADCYLA® (ado-trastuzumab emtansine) and PHESGO® (Pertuzumab/trastuzumab/hyaluronidase) reported 2022 sales of greater than $8 billion for Roche/Genentech. Antibodies against HER2 and HER3 bind to different domains of the extracellular portion of the proteins or epitopes with trastuzumab primarily binding the extracellular domain IV of HER2. HER2 is a validated tumor antigen for antibody drug conjugates to treat HER2 positive cancers with two approved antibodies, Roche/Genentech’s KADCYLA® and Daiichi Sankyo/AstraZeneca’s ENHERTU®.

Figure 11: Anti-ErbB2 (HER2) and Anti-ErbB3 (HER3) Antibodies

HSB-1940:

Combining Quatramers with their long half-life coated with a PD-1 Picobody to create HSB-1940, we believe we can more efficiently target novel epitopes with greater binding affinity than approved biologics. We further believe that targeting PD-1 is a step toward enabling us to enter the rapidly growing IO therapeutics market with additional IO targets such as programed death- ligand 1 (“PD-L1”), HER-2 and trophoblast cell surface antigen 2 (“TROP-2”).

Antibodies derived from mouse or human sources use the surface formed by CDRs on the variable regions of the heavy chain (VH)/light chain (VL) heterodimer typically forming a relatively flat binding surface which then binds the target protein. Alternative species, particularly camelids and bovines, provide a paradigm for antigen recognition through novel domains which form the antigen binding site. However, for camelids, heavy chain antibodies bind antigen with only a single heavy chain variable region (VH), in the absence of light chains. Meanwhile, in bovines, ultralong CDR-H3 regions form an independently folding mini-domain, which protrudes far out from the surface of the antibody and forms a “stalk and knob” structure. The “knob” is diverse in its structure, small size and weight, sequence and disulfide patterns. The “knob” (Picobody) component can be expressed as an independent antigen binding domain with three times smaller size (~4-6 kDa) than a camelid “nanobody” making it the smallest known antibody fragment. These atypical antigen binding sites of bovines potentially provide the ability to interact with different antigenic determinants or epitopes, particularly recessed or concave surfaces, compared to traditional full-length mouse or human antibodies.

Figure 12: Quatrabodies Combine Unique Features of the Knob Domain of Bovine-derived Antibodies with Quatramers’ Long Half-life

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

Figure 13: “Leaky” Tumor Vasculature Allows Quatramers to Selectively Accumulate in the TME

Tumor
Microenvironment (TME)
Limitation of Anti-Cancer Drugs
Drug diffusion barrier
Reduced nutrient supply
Drugs
Drug
efflux
O_2
O_2
Drugs unable to reach
tumor
↑ Hypoxia
Reduced radiotherapy efficacy
↑ Metabolic stress
Induction of drug resistance
pathways
↑ Drug release
Expression of membrane
pumps
Quatramer Tumor
Targeting Platform
A
B
DRUG
(A) Quatramer penetrates TME
(B) Quatramer Loaded with Drug
Targets Tumor Cell

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

Figure 14: Quatramer Platform – Intracellular Payload Delivery and Disintegration

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

Quatrabody Technology:

Quatramer™, a proprietary tumor targeting platform, with their long half-life are coated with a Picobody™ to create unique IO antibodies. Picobodies are antibody “knob” domains comprised of cysteine-rich ultralong CDR H3 sequences of 30-40 amino acids, which have the potential to access challenging epitopes better than full size antibodies can. We believe we may be able to more efficiently target novel epitopes with greater binding affinity than approved biologics. Targeting PD-1, PDL-1, HER-2 and TROP-2 is a step toward enabling us to enter the rapidly growing IO markets.

Figure 15: Bovine Antibody “Knob” Peptides are the Smallest Independent Antigen Binding Domain

Figure 16: Comparison of Dissociation Constants Amongst Leading PD-1 Antibodies

Figure 17: The Unique and Differentiated Binding Sites for Approved Anti-PD-1 Antibodies

Anti- PD-1 Abs
KEYTRUDA®
OPDIVO®
R86
Q88
S60
L128
D77
E136
N
S60
L128
C'
C
F
G
P31
R30
D26
N

Figure 18: Depiction of Human Antibody, Bovine Knob and the Quatrabody

Our Strategy

Our goal is to disrupt the biotechnology landscape by developing novel therapeutics by leveraging our targeted-delivery Quatramer platform-based therapeutic to address significant unmet medical needs, with a focus on treatments for cancer. We believe that our technology has the potential to generate differentiated products that have the potential to treat rare and treatment resistant tumors.

Our business strategy includes:

●	Developing drug candidate, HSB-1216, in solid tumors.

Data from a clinical pilot study conducted at the University of Heidelberg, Germany, led us to progress HSB-1216 into IND-enabling studies with the goal of submitting an IND to the FDA in 2023. These IND-enabling trials are pre-clinical in nature and include toxicology and pharmacokinetic profiling as well as bioanalytical assay development. After discussions with the FDA, we expect to use the 505(b)(1) FDA approval pathway and conduct a Phase 1 trial to obtain initial pharmacokinetic and dosing information in patients. We intend to evaluate the development of HSB-1216 in other high-unmet need oncology indications, including certain brain, breast and prostate cancers, and in combination with other cancer therapies.

●	Developing drug candidate, HSB-3215

The ErbB family of cell surface proteins are some of the most well-known and validated oncology drug targets including ErbB2 or HER2 (human epidermal growth factor receptor) and Erb3 or HER3. Antibodies against HER2 and HER3 bind to different domains of the extracellular portion of the proteins or epitopes with trastuzumab primarily binding the extracellular domain IV of HER2. HER2 is a validated tumor antigen for antibody drug conjugates to treat HER2 positive cancers with two approved antibodies, Roche/Genentech’s KADCYLA® and Daiichi Sankyo/AstraZeneca’s ENHERTU®. Monoclonal antibodies being developed at ABSI are unique from the currently approved anti-HER2 antibodies. ABSI has granted us an exclusive option to license certain of its proprietary technology which will allow us to develop HER2 and HER3 antibodies, including multi-specific and Quatramer- based therapeutics incorporating portions of the antibodies. The ABSI option terminates on March 24, 2023, unless extended by the parties.

●	Developing drug candidate, HSB-1940

The Quatrabody™ provides an entry into next generation of IO biologics including, bispecific and trispecific antibodies, ADCs, CAR-T, CAR-NKs and others. Quatrabodies capitalize on the long half-life of tumor targeting Quatramers, combined with Picobodies™, bovine-derived antibody “knob” domains which have potential to access and bind more tightly to “undruggable” epitopes better than full sized antibodies. HSB-1940 is a combination of the Quatramer and PD-1 targeting Picobodies. Quatrabodies have the potential for delivering an increased drug payload to the tumor with a longer half-life while targeting novel “undruggable” epitopes of well-known and validated IO targets such as PD-1.

●	Leveraging our novel platform to develop a pipeline of high value Quatramer leads.

The tunability of our technology allows us to efficiently expand our pipeline of Quatramer, both on our own and in collaboration with others, through various combinations of targeted DNA encoded for anti-tumor cytokines and therapeutic payloads, which enables us to move into other areas of oncology, including IO whereby we could potentially increase the effectiveness of immune checkpoint inhibitors (“ICIs”).

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

We own HSB-1216 and our other proprietary pipeline and expect to maintain similar rights with respect to other proprietary Quatramer we develop. Following FDA approval in the United States, we may partner with a larger biopharmaceutical company as well as potentially build a focused oncology sales organization to market Quatramer-based therapeutics. Outside of the United States, we intend to rely on collaborators to commercialize proprietary approved Quatramer.

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

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Earlier stage companies, such as smaller discovery phase biotechnology companies, may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Some of our competitors include BridgeBio Pharma, Inc. (Ferro Therapeutic, Inc.), Kojin Therapeutics, Inc., Bayer AG, Moderna Inc., Roche/Genentech, Daiichi Sankyo/Astra Zeneca, Merck, Bristol-Myers Squibb and Takeda Pharmaceutical Company.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products. Generic products are currently on the market, including the therapeutics payload in HSB-1216, for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our drug candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy and targeted drug therapy. There are a variety of available drug therapies marketed for solid tumors. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis, including drugs in the same therapeutic class as the payloads contained in HSB-1216.

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

There are also a number of products in clinical development to treat solid tumors including, but not limited to, Loxo Oncology (LOXO-292), Bristol-Myers Squibb (BMS-986016 and nivolumab) Mersana / GlaxoSmithKline (XMT-2056), Zymeworks (zenidatamab) and Eli Lilly & Co (sintilimab) in addition to those products already on the market such as Merck & Co Inc. (Keytruda), Bristol-Myers Squibb Co. (Opdivo), AbbVie Inc. (Imbruvica), Roche Group (Tecentiq), Regeneron Pharmaceuticals, Inc. (Libtayo). The products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for our product candidates for which we obtain marketing approval.

Manufacturing

We do not own or operate any facilities in which we can formulate or manufacture our product candidates. We intend to rely on contract manufacturers to produce all materials required to conduct pre-clinical studies and clinical trials under current good manufacturing practice (“cGMP”), with oversight of these activities by our management team. We have identified alternate sources of supply and other contract manufacturers that can produce materials for our pre-clinical and clinical trial requirements on a timely basis. However, if an existing or future contract manufacturer fails to deliver on schedule, or at all, it may delay or interrupt the development process for our product candidates which may have an adverse effect on our operating results and estimated timelines.

Intellectual Property

The intellectual property that is available to us is important for our business, and we strive to protect it, including by obtaining, maintaining, defending, and enforcing patent protection in the United States and internationally for our proprietary technology, improvements, platforms, products and components thereof, novel biological discoveries, new therapeutic approaches and potential indications, and other inventions that are important to our business. For our product candidates, generally we initially pursue patent protection covering compositions of matter, methods of production, and methods of use. Throughout the development of our product candidates and technologies, we will seek to identify additional means of obtaining patent protection.

As of March 10, 2023, our patent portfolio includes 11 patent families. These families include 14 issued patents and 43 pending applications related generally to our polymeric nanoparticle technologies, methods of making our polymeric nanoparticle technologies, and methods of using our polymeric nanoparticles therapeutically (e.g., for delivery of therapeutic compounds). Specifically, our patent portfolio currently includes four issued U.S. patents, and ten granted patents in foreign jurisdictions, as well as six pending applications in the U.S. and 37 abroad. Patent protection for the earliest-filed family is expected to expire in 2033, absent any applicable patent term adjustments or extensions, with more recently-filed families expiring approximately between 2033 and 2042. We may file other patent applications in the future.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the U.S., the term of a patent may be lengthened by patent term adjustment (“PTA”), which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office (“USPTO”) in examining and granting a patent or the term of a patent may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension (“PTE”) after FDA approval for a portion of the term effectively lost as a result of the FDA regulatory review period, subject to certain limitations and provided statutory and regulatory requirements are met. PTE can be for no more than five years, typically only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. In addition, the length of the adjustment or extension granted could be less than that requested, and we may not receive the full PTA or PTE available if we fail to exercise due diligence during the testing phase or regulatory review process, fails to apply within applicable deadlines, fails to apply prior to expiration of relevant patents, or otherwise fails to satisfy applicable requirements.

As with many biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our products will depend on our success in obtaining effective patent claims and enforcing those patent claims. However, our owned pending patent applications, and any patent applications that may be filed in the future or licensed from third parties, may not result in issuance. The breadth of claims that may be allowed or enforced in our patents also cannot be predicted. Any of our issued patents or patents obtained in the future may be challenged, invalidated, infringed or circumvented. In addition, because of the extensive time required for clinical development and regulatory review of a therapeutic product that may be developed, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide.

We have filed an intent-to-use U.S. trademark application for “HILLSTREAM BIOPHARMA” (for “Pharmaceutical preparations for use in cancer treatment and therapies”) in International class 5. We have filed an intent-to-use U.S. trademark application for “QUATRAMER” and QUATRABODY (both for “Nano particle technologies and nanoparticle technologies for cancer therapy and treatment, namely, drug delivery agents in the form of nanoparticles that provide controlled release of active ingredients for a wide variety of pharmaceuticals for the treatment of cancer”) in International class 5. We also hold a pending U.S. trademark application for HILLSTREAM BIOPHARMA, claiming use of the mark for “Research and development in the field of oncology” in International class 42.

Minotaur Research and Collaboration Agreement and Taurus License Agreement

Hillstream has entered into a research collaboration and product license agreement with Minotaur and a commercial license agreement with Taurus for use of certain technology, including OmniAb antibodies, to advance Picobodies against novel, unreachable and undruggable epitopes in high-value validated targets starting with PD-1. The research and collaboration agreement and product license agreement is for the development of proprietary targeted biologics, Knob Quatrabodies™ (HSB-1940), against PD-1.

The technologies of Hillstream and Minotaur will be combined under the license from Taurus to discover, develop and advance biotherapeutics against high-value validated IO targets. Picobodies are bovine-derived antibody “knob” domains comprised of cysteine-rich ultralong CDR H3 sequences of 30-40 amino acids weighing ~3-4KDa, which have the potential to access challenging epitopes better than full size antibodies can.

By combining Quatramers with their long half-life coated with a PD-1 Picobody™ to create HSB-1940, Hillstream believes it could more efficiently target novel epitopes with greater binding affinity than approved anti-PD-1 antibodies. We further believe that the development of HSB-1940 is a step toward enabling us to enter the rapidly growing IO market with additional targets thereafter.

Applied Biomedical Research Institute Option Agreement

ABSI has developed technology to target unique functional epitopes of the cancer targets HER2 and HER3. Monoclonal antibodies being developed at ABSI are unique from the currently approved anti-HER2 antibodies. ABSI has granted us an exclusive option to license technology to develop HER2 and HER3 antibodies, including multi-specific and Quatramer-based therapeutics incorporating portions of the antibodies. These antibodies could be incorporated into proprietary multi-format biologics (bi- and tri-specific antibodies, ADCs (antibody drug conjugates), CAR-T and CAR-NKs, in Quatramers and Quatrabodies) against drug resistant cancers including HER2-positive metastatic breast cancer, gastric cancer, lung cancer and ovarian cancer. The ABSI option terminates on March 24, 2023, unless extended by the parties.

Government Regulations

Governmental authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of pharmaceutical products such as those being developed by us. In the U.S., the FDA regulates such products under the Federal Food, Drug, and Cosmetic Act (“FsDCA”) and its implementing regulations. Failure to comply with applicable FDA requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

U.S. Food and Drug Administration Regulation

United States Drug Development

In the United States, the FDA regulates drugs, medical devices and combinations of drugs and devices, or combination products, under the FDCA and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning or untitled letters, requests for voluntary product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

Once a pharmaceutical product candidate is identified for development, it enters the pre-clinical testing stage. Pre-clinical tests include laboratory evaluations of product chemistry, toxicity, formulation and stability, as well as animal studies. An IND sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the initial clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the initial clinical trial lends itself to an efficacy evaluation. Some pre-clinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions related to a proposed clinical trial and places the trial on a clinical hold within that 30-day period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns or non-compliance and may be imposed on all drug products within a certain class of drugs. The FDA also can impose partial clinical holds, for example, prohibiting the initiation of clinical trials of a certain duration or for a certain dose.

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

Healthcare Laws and Regulations

Sales of our product candidates, if approved, or any other future product candidate will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare industry is highly regulated under both state and federal laws and regulations. Our operations and relationships with healthcare plans and providers are subject to extensive and increasing regulation by numerous federal, state, and local government agencies including the FDA, the Office of Inspector General (“OIG”), the Department of Justice (“DOJ”), the CMS, the Office of Civil Rights, and various state authorities.

The healthcare laws and regulations that may affect our ability to operate include the following:

False Claims Acts

We will be subject to numerous federal and state laws that prohibit the presentation of false information, or the failure to disclose information, in connection with the submission and payment of medical claims for reimbursement.

The federal civil and criminal false claims laws and civil monetary penalties laws, such as the federal False Claims Act, 31 U.S.C. §§ 3729-3733, impose civil liability on individuals or entities that submit false or fraudulent claims for payment to the federal government. The False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly or recklessly: presented, or caused to be presented, a false or fraudulent claim for payment or approval to the federal government; made, used or caused to be made or used a false statement or a false record to get a claim for payment approved, including a false or fraudulent claim; concealed, or knowingly and improperly avoided or decreased, an obligation to pay or transmit money or property to the federal government; or conspired to commit any of the foregoing.

The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs. The federal government, including as a result of the passage of the Affordable Care Act (“ACA”), and a number of courts have taken the position that claims presented in violation of certain other statutes, including the federal Anti-Kickback Statute (“AKS”) or the federal physician referral law, 42 U.S.C. 1395nn (the “Stark Law”), can also be considered a violation of the False Claims Act.

A number of states have enacted laws that are similar to the federal False Claims Act. Under Section 6031 of the Deficit Reduction Act of 2005, as amended, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. As a result, many states have enacted laws that are similar to the federal False Claims Act and there has been a concomitant increase in state false claims enforcement efforts. Violations of federal and state fraud and abuse laws may be punishable by criminal and/or civil sanctions, including significant penalties, fines, disgorgement, additional reporting requirements and oversight under a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, and/or exclusion or suspension from federal healthcare programs, such as Medicare, and debarment from contracting with the U.S. government. Penalties for False Claims Act violations include fines ranging from $13,508 to $27,018 for each false claim adjusted each year for inflation, plus up to three times the amount of damages sustained by the government. In addition to the provisions of the False Claims Act, which provide for civil enforcement, the federal government also can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims to the government for payments. Additionally, private parties may initiate qui tam whistleblower lawsuits against any person or entity under the False Claims Act in the name of the federal government, as well as under the false claims laws of several states, and may share in the proceeds of a successful suit. Generally, federal and state governments have made investigating and prosecuting healthcare fraud and abuse a priority.

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

There are certain AKS “safe harbors” which, if the respective requirements are met, would afford protection from the AKS. Failure to meet all requirements of an AKS safe harbor does not necessarily mean the arrangement violates the AKS, but it may be subject to scrutiny by legal authorities, in light of the parties’ intent and arrangements. In other words, if an arrangement does not fit within a safe harbor, it does not necessarily mean that the arrangement is per se illegal-only that it is not shielded from regulatory scrutiny. The federal AKS provides criminal penalties for individuals or entities that knowingly and willfully solicit or receive any remuneration. A violation of the AKS is punishable by imprisonment of up to ten years, fines of up to $100,000 per offense, or both. Violation can also give rise to federal healthcare program exclusion, liability under the False Claims Act and civil penalties, which may include monetary penalties of up to $100,000 per offense, repayments of up to three times the total payments between the parties to the arrangement and suspension from future participation in Medicare and Medicaid.

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

Employees

As of March 10, 2023, we employed 1 full-time employee and 1 part-time employee. We are not a party to any collective bargaining agreements, and we believe that we maintain good relations with our employee.

Our Corporate History

Hillstream BioPharma Inc. (“HBI”) was incorporated on March 28, 2017, as a Delaware C-corporation. On July 16, 2019, Hillstream BioPharma Holdings, Inc. (“Holdco”) was formed as a Delaware C-corporation. On July 24, 2019, Holdco entered into a Contribution and Exchange Agreement with Nanoproteagen LLC (“Nanoproteagen”) whereby the members of Nanoproteagen exchanged 100% of their membership interests in Nanoproteagen for shares of Holdco common stock. Also on July 24, 2019, the stockholders of HBI exchanged 100% of their shares of common stock for shares of common stock of Holdco. HBI and Nanoproteagen became wholly-owned subsidiaries of Holdco. On August 7, 2019, pursuant to a certificate of amendment, Holdco’s name was changed to Hillstream BioPharma, Inc. and HBI’s name was changed to HB Pharma Corp. On November 12, 2020, Hillstream BioPharma, Inc. entered into a Share Exchange Agreement with Farrington Therapeutics LLC (“Farrington”), whereby the members of Farrington exchanged their membership interest in Farrington for shares of common stock of Hillstream BioPharma, Inc., and Farrington became a wholly-owned subsidiary of Hillstream BioPharma, Inc. At December 31, 2022, Hillstream BioPharma, Inc. has two wholly-owned subsidiaries: HB Pharma Corp. and Farrington. At February 27, 2023, Hillstream BioPharma, Inc. has one wholly-owned subsidiary, HB Pharma Corp.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2017, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Since our inception, we have spent the first three years developing and refining our Quatramer technology, and since 2019, we have focused our efforts on advancing the development of our product candidate, HSB-1216, and most recently HSB-3215 and HSB-1940.

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

We intend to submit INDs to the FDA to gain approval to initiate clinical studies in the second half of 2023 for HSB-1216 and in 2025 for both HSB-3215 and HSB-1940; however, no assurance can be provided that our INDs will be accepted by the FDA based on our anticipated timeline, if at all. Our other programs are in pre-clinical discovery and research stages. As a result, we expect that it will take several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

Finding appropriate biomarkers for our potential drug candidates could limit our commercialization prospects and cause our losses to continue.

Any biomarker discovery or drug development that we are conducting may not be successful in identifying biomarkers that have commercial value for our products or therapeutic utility. Platforms may initially show promise in identifying potential biomarkers for our drug candidates, yet fail to stratify patients for clinical development or commercialization for a number of reasons, including, but not limited to:

●	research programs to identify new biomarkers will require substantial technical, financial and human resources, and we may be unsuccessful in our efforts to identify biomarkers. If we are unable to identify suitable biomarkers for pre-clinical and clinical development, our ability to stratify patients could be compromised, which could result in significant harm to our financial position and adversely impact our stock price;

●	identified biomarkers may not demonstrate correlation to efficacy, safety or tolerability;

●	available data that seeks to correlate genomic or biomarker signatures with certain cancers may be influenced by the race of the patient which may limit the efficacy of our drug candidates;
●	the regulatory pathway for the biomarkers may be too complex, expensive or otherwise difficult to navigate successfully; and

●	competitors may develop alternative approaches that render our potential biomarkers non-competitive or less attractive.

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

We have never been profitable and have incurred significant losses in each year since inception. For the years ended December 31, 2022 and 2021 we reported a net loss of $8.5 million and $2.2 million, respectively. As of December 31, 2022, we had an accumulated deficit of $15.4 million. We have funded our operations primarily with proceeds from the sale of our equity and debt securities.

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

We are currently advancing our lead product candidates, HSB-1216, HSB-3215 and HSB-1940, through pre-clinical stage development. Developing cancer drugs is expensive and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical studies.

As of December 31, 2022, we had cash of $6.5 million; however, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds may present challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities may dilute our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to make certain dividends, incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Management has performed an analysis and concluded that there exists a substantial doubt about our ability to continue as a going concern. Separately, our independent registered public accounting firm has also concluded there exists a substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of December 31, 2022 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Management has performed an analysis and concluded that there exists a substantial doubt about our ability to continue as a going concern. Separately, our independent registered public accounting firm included in its opinion for the year ended December 31, 2022 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, obtain government grants, reduce expenditures and generate significant revenue. Our financial statements as of December 31, 2022 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by management and our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

Risks Related to the Discovery and Development of Our Product Candidates

We are substantially dependent on the success of our product candidates, HSB-1216, HSB-3215 and HSB-1940, which are currently in pre-clinical trials. If we are unable to complete development of, obtain approval for and commercialize HSB-1216, HSB-3215 and/or HSB-1940 for one or more indications in a timely manner, our business may be harmed.

Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize HSB-1216, HSB-3215 and HSB-1940, our product candidates which are in the pre-clinical stages of development.

We have no products approved for sale. The success of our business, including our ability to finance our Company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of HSB-1216, HSB-3215 and HSB-1940 as well as other product candidates, which may never occur.

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

Before obtaining marketing approval from the FDA for the sale of our product candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on pre-clinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our drug candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We still need to receive FDA clearance of our IND for HSB-1216, HSB-3215 and HSB-1940 before we can begin clinical trials and would require the same acceptance by the FDA prior to initiating any clinical trials in the United States for any of our other drug candidates. The FDA may require us to conduct additional pre-clinical studies for any drug candidate before it allows us to initiate clinical trials under any IND, which may lead to additional delays and increase the costs of our pre-clinical development programs.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the interim data from our Phase 1 clinical trial of HSB-1216, HSB-3215 or HSB-1940. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report tumor responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differs from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, HSB-1216, HSB-3215, or HSB-1940 or any other product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

HSB-1216, HSB-3215 and HSB-1940 are novel technologies, making it difficult to predict the time, cost and potential success of these product candidates. We have not yet been able to assess the safety and efficacy of any product candidates in humans. Our success depends on our ability to develop and commercialize product candidates using our novel Quatramer technology. The novel nature of our technology makes it difficult to accurately predict the developmental challenges we may face for product candidates as they proceed through research, pre-clinical or greenhouse studies and clinical or field trials.

There have been a limited number of clinical trials of products created with induced ferroptosis and reverse EMT, none of which has utilized our Quatramer technology, and we believe no therapeutic product candidates created with induced ferroptosis and reverse EMT technology have received marketing approval in the United States or Europe. Because our therapeutic research programs are all in research or pre-clinical stages, we have not yet been able to assess the safety or efficacy of any product candidates in humans.

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

The outbreak of COVID-19 evolved into a global pandemic as COVID-19 spread to many regions of the world. The extent to which COVID-19 impacts our business and operating results may continue to depend on future developments that are uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, including variants, and the actions to contain COVID-19 or treat its impact, among others.

In the event that COVID-19 continues to spread, our business operations could be delayed or interrupted. For example, as a result of COVID-19, we previously experienced delays from our manufacturers with respect to the shipping of our materials as well as delays in completion of analytical testing as a result of the shelter-in-place order restrictions. In addition, in the event that COVID-19 continues to spread, our research and development may be affected as a result of delays in study monitoring and data analysis; some participants and clinical investigators may not be able to comply with clinical trial protocols; any quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, resulting in our inability to conduct our research activities, including our clinical trials; and infections and deaths related to the pandemic may disrupt the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay FDA review and/or approval of our product candidates.

The spread of COVID-19, which caused a broad impact globally may have a material economic effect on our business. While the potential economic impact brought by the pandemic may be difficult to assess or predict, it has already caused, and may result in further, disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from COVID-19 could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the COVID-19 pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations.

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

Sales of our product candidates, if approved, or any other future product candidate will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

●	The federal Anti-Kickback Statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value.

●	Federal false claims and false statement laws, including the federal civil False Claims Act and the CMPL, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent.

●	Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, impose obligations on certain types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information.

●	The Federal Food, Drug and Cosmetic Act, which governs the production, sale, distribution, promotion and sampling of drugs, biologics and medical devices and prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices including marketing drug products for off-label use;

●	The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations.

Also, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and state laws requiring the registration of sales representatives, as well as state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

The laws and regulations applicable to our business are complex, changing and often subject to varying interpretations. As a result, we may not be able to adhere to all applicable laws and regulations. Any violation or alleged violation of any of these laws or regulations by us could have a material adverse effect on our business, financial condition, cash flows and results of operations. We may be a party to various lawsuits, demands, claims, qui tam suits, third-party complaints to the FDA, government investigations and audits, of which any could result in, among other things, substantial financial penalties or awards against us, reputational harm, termination of relationships or contracts related to our business, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare and other healthcare programs and possible criminal penalties.

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

ODD entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Additionally, if a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity. This means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in certain circumstances, including proving clinical superiority (i.e., another product is safer, more effective or makes a major contribution to patient care) to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity, or obtain approval for the same product but for a different indication than that for which the orphan product has exclusivity. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective.

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

We do not have the ability to independently conduct all aspects of our pre-clinical testing or clinical trials. As a result, we have relied upon and plan to continue to rely upon third-party medical institutions, clinical investigators, contract laboratories and other third party CROs to monitor and manage data for our ongoing pre-clinical and clinical programs. We rely on these parties for the execution of our pre-clinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with current GCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our drugs in clinical development.

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

We currently depend on a sole source supplier and manufacturer for the active ingredient in HSB-1216, the “knob” for HSB-1940 and the HER2 for HSB-3215 and the inability to obtain the active ingredient in HSB-1216, HSB-3215 and/or HSB-1940 as required could harm our business.

We currently source the active ingredient in HSB-1216, the “knob” for HSB-1940 and the HER2 for HSB-3215 from sole suppliers/manufacturers. Although we believe that we can obtain the active ingredient in HSB-1216, the “knob” for HSB-1940 and the HER2 for HSB-3215 from other suppliers, supply shortages for these particular raw material may delay our clinical trials. If we are unable to procure the active ingredient in HSB-1216, the “knob” for HSB-1940 and the HER2 for HSB-3215 as needed, our business may be harmed.

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

Russia launched an invasion in Ukraine in February 2022, which may have a material adverse effect on our operations.

In February 2022, Russia launched an invasion in Ukraine, and while it is difficult to estimate the impact of such invasion on the Company’s business and financial position, such invasion could adversely impact the Company’s ability to, among other things, obtain raw materials. In addition, the conflict involving Russia and Ukraine may impact our contract research organizations, clinical data management organizations, and clinical investigators’ ability to conduct certain of our trials in Eastern European countries, and may prevent us from obtaining data in these countries. This could negatively impact our clinical trials and/or analyses of clinical results, which may increase our product development costs and materially harm our business.

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

We have invested a significant portion of our time and financial resources in the development of our pre-clinical product candidates. Our business is dependent on our ability to successfully complete pre-clinical and clinical development, obtain regulatory approval for, and, if approved, successfully commercialize HSB-1216, HSB-3215 and HSB-1940, and any future product candidates in a timely manner.

Even if we eventually complete clinical testing and receive approval for HSB-1216, HSB-3215, and HSB-1940, and any future product candidates, the FDA, may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA, also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

While it is possible that one or more of our drug candidates may require a companion diagnostic to select the patients who will likely respond to a cancer therapy involving one of our drug candidates as a condition of approval, it is too early in our drug candidates development to identify which drug candidate, if any, would require a companion diagnostic. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic drug or indication, the FDA generally will not approve the therapeutic drug or new therapeutic drug indication if the companion diagnostic is not also approved or cleared for that indication. Under the FDCA, companion diagnostics are regulated as medical devices, and the FDA has generally required companion diagnostics intended to select the patients who will respond to cancer treatment to obtain Premarket Approval (“PMA”) for the diagnostic. The PMA process, including the gathering of clinical and pre-clinical data and the submission to and review by the FDA, involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. A PMA is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a “not approvable” determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. As a result, if we are required by the FDA to obtain approval of a companion diagnostic for a therapeutic drug candidate, and we do not obtain or there are delays in obtaining FDA approval of a diagnostic device, we may not be able to commercialize the drug candidate on a timely basis or at all and our ability to generate revenue will be materially impaired.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the drug, including the adoption and implementation of REMS. The FDA and other agencies, including the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our drugs for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. In addition, later discovery of previously unknown adverse events or other problems with our drugs, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may have various consequences, including:

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

Healthcare Reform in the United States.

In the United States, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect the future results of pharmaceutical manufactures’ operations. In particular, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. On the federal level, the ACA was enacted in March 2010, and included measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA that have been of greatest importance to the pharmaceutical and biotechnology industry are the following:

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

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the Leahy-Smith Act) signed into law in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. For example, the Leahy-Smith Act allows third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter parties review, and derivation proceedings. In addition, the Leahy-Smith Act has transformed the U.S. patent system from a “first-to-invent” system to a “first-to-file” system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court and Federal Circuit rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and may also have an advantage in such proceedings due to their more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could compromise our ability to compete in the marketplace.

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

In addition, any agreements under which we license intellectual property or technology from third parties may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected technology and drug candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

As of March 10, 2023, we had 1 full-time employee and 1 part-time employee. As our clinical development and commercialization plans and strategies develop, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the United States, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

International data protection laws, including, but not limited to, Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”) may also apply to health-related and other personal information obtained outside of the United States. The GDPR went into effect on May 25, 2018. The GDPR introduced new data protection requirements in the European Union, as well as potential fines for noncompliant companies. The regulation imposes numerous new requirements for the collection, use and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfer. The GDPR will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. In addition, as a result of the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, the United Kingdom’s Data Protection Act of 2018, as amended, may apply to health-related and other personal information obtained outside of the United States.

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

In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

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

The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

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

As of March 10, 2023, our executive officers, directors and their affiliates will beneficially hold, in the aggregate, approximately 44.10% of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements for the years ended December 31, 2022 and 2021, our independent registered public accounting firm identified a material weakness. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that has been identified by our independent registered public accounting firm relates to the design and implementation of appropriate segregation of duties to separate the roles of authorizing, initiating, and recording transactions or reviewing transactions for the completeness and accuracy of contracts with financial reporting implications. In addition, the terms and conditions related to these contracts were not communicated to the financial reporting function for analysis and reporting implications in a timely manner. While we intend to take steps to remediate the material weakness in our internal control over financial reporting by formalizing certain accounting policies and internal control documentation and adding staff members with requisite experience to oversee the review of contracts, we may not be successful in remediating such weaknesses in a timely manner, if at all, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Furthermore, if we remediate our current material weakness but identify new material weaknesses in our internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected. As a result of such failures, we could also become subject to investigations by Nasdaq, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our business.

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

Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and the real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive office, which we lease on a month to month basis, is located at 1200 Route 22 East, Suite 2000, Bridgewater, NJ 08807. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Stockholders

As of March 10, 2023, there were 21 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

On February 25, 2022, we issued 31,746 shares of common stock for services.

The foregoing issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of equity securities during the quarter ended December 31, 2022. During the quarter ended December 31, 2022, we repurchased 15,717 shares of our common stock at a cost of $7,818 and $930,035 remained authorized for share repurchase.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
10/1/2022 – 10/31/2022	-	$-	-	$938
11/1/2022 – 11/30/2022	15,717	$0.4829	90,826	$930
12/1/2022 – 12/31/2022	-	$-	-	$930
Total	15,717	$0.4829	90,826

(1) The average price paid per share and approximate dollar value of shares that may yet be purchased under the share repurchase program exclude fees, commissions, and other charges for the related transactions.

(2) On June 9, 2022, our Board of Directors authorized the repurchase of up to $1,000,000 shares of our common stock until December 31, 2022. On June 10, 2022, we entered into a Repurchase Agreement (the “Repurchase Agreement”) with a financial institution pursuant to which such financial institution could purchase shares of our common stock upon the terms and conditions set forth in such agreement, including in accordance with the guidelines specified in Rules 10b5-1 and 10b-8 under the Exchange Act. Shares of our common stock could have been repurchased in open market or through privately-negotiated transactions. Our share repurchase plan became expired on December 31, 2022.

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

Overview

Hillstream BioPharma is a pre-clinical biotechnology company developing novel therapeutic candidates targeting ferroptosis, an emerging new anti-cancer mechanism resulting in IMCD, and targeted IO novel biologics, for the treatment drug resistant cancers. Our most advanced product candidate, HSB-1216, is an IMCD inducer, targeting a variety of solid tumors. In a clinical pilot study conducted at the University of Heidelberg, Germany, the active drug in HSB-1216 was found to reduce tumor burden in treatment resistant cancers, including TNBC and epithelial carcinomas. We utilize Quatramer™, our proprietary tumor targeting platform, to enhance the uptake of HSB-1216 in the TME with an extended duration of action and minimal off-target toxicity. Our goal is to submit an IND to the FDA and initiate a clinical study with HSB-1216 in the second half of 2023; however, no assurance can be provided that our IND will be accepted by the FDA in 2023, if at all. If our IND is accepted by the FDA, our HSB-1216 clinical studies will focus on expanding upon the clinical pilot study conducted in Germany. If we are able to initiate our clinical study with HSB-1216 in the second half of 2023, we anticipate that clinical data from such trial will be released either late 2024 or early 2025.

The discovery of regulated cell death processes, such as apoptosis and autophagy, has enabled novel target discovery for drug development. Ferroptosis, a form of IMCD, is an emerging regulated cell death process which decreases intracellular iron or the LIP, a known factor required for cell growth. Cancer cells promote increase in the LIP leading to unregulated cell growth and metabolism. Decreasing the LIP, induces iron-led ROS production and lipid peroxidation, two key hallmarks of ferroptosis/IMCD, which lead to regulated cell death. HSB-1216 sequesters iron in the cytoplasm of cancer cells and decreases the LIP, thereby inducing ferroptosis/IMCD, leading to regulated cell death. Areas of interest for the development of HSB-1216 are as a treatment of solid tumors, including SCLC, TNBC, uveal melanoma, glioblastoma multiforme, head and neck squamous cell carcinoma and other drug resistant cancers with high unmet need.

Quatramer is a tumor targeting platform which allows us to leverage and exploit key tumor targets and novel emerging pathways such as IMCD to facilitate the delivery of potent drugs directly to the TME while sparing healthy tissue. By efficiently extending the circulation half-life, as well as targeting delivery to the tumor site, Quatramer preferentially traps drugs in the TME. This emerging orthogonal anti-cancer approach leverages a fundamental recognized mechanism of iron mediated tumor growth and metabolism. We are building a portfolio of long-acting, potent anti-cancer drug candidates using our Quatramer platform.

The Quatrabody™ provides an entry into development of next generation IO biologics including, bispecific and trispecific antibodies, ADCs, CAR-T, CAR-NKs among others. Quatrabodies capitalize on the long half-life of tumor targeting Quatramers combined with Picobodies™, bovine-derived antibody “knob” domains which have potential to access and bind more tightly to “undruggable” epitopes better than full sized antibodies. HSB-1940 is a combination of PD-1 targeting Picobodies bound to the surface of Quatramers. Quatrabodies have the potential for delivering an increased drug payload to the tumor with a longer half-life while targeting novel “undruggable” epitopes of well-established and validated IO targets such as PD-1.

The critical components of our business strategy to achieve our goals include:

●	Developing drug candidate, HSB-1216, in solid tumors.

Data from a clinical pilot study conducted at the University of Heidelberg, Germany, led us to progress HSB-1216 into IND-enabling studies with the goal of submitting an IND to the FDA in 2023.

●	Developing drug candidate, HSB-3215

The ErbB family of cell surface proteins are some of the most well-known and validated oncology drug targets including ErbB2 or HER2 (human epidermal growth factor receptor) and Erb3 or HER3.

●	Developing drug candidate, HSB-1940

The Quatrabody™ provides an entry into next generation of IO biologics including, bispecific and trispecific antibodies, ADCs, CAR-T, CAR-NKs and others. Quatrabodies capitalize on the long half-life of tumor targeting Quatramers, combined with Picobodies™, bovine-derived antibody “knob” domains which have potential to access and bind more tightly to “undruggable” epitopes better than full sized antibodies.

●	Leveraging our novel platform to develop a pipeline of high value Quatramer leads.

The tunability of our technology allows us to efficiently expand our pipeline of Quatramer, both on our own and in collaboration with others, through various combinations of targeted DNA encoded for anti-tumor cytokines and therapeutic payloads, which enables us to move into other areas of oncology, including IO whereby we could potentially increase the effectiveness of ICIs.

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

We own HSB-1216 and our other proprietary pipeline and expect to maintain similar rights with respect to other proprietary Quatramer we develop. Following FDA approval in the United States, we may partner with a larger biopharmaceutical company as well as potentially build a focused oncology sales organization to market Quatramer-based therapeutics. Outside of the United States, we intend to rely on collaborators to commercialize proprietary approved Quatramer.

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

Minotaur Research and Collaboration Agreement and Taurus License Agreement

Hillstream has entered into a research collaboration and product license agreement with Minotaur and a commercial license agreement with Taurus for use of certain technology, including OmniAb antibodies, to advance Picobodies against novel, unreachable and undruggable epitopes in high-value validated targets starting with PD-1. The research and collaboration agreement and product license agreement is for the development of proprietary targeted biologics, Knob Quatrabodies™ (HSB-1940), against PD-1.

The technologies of Hillstream and Minotaur will be combined under the license from Taurus to discover, develop and advance biotherapeutics against high-value validated IO targets. Picobodies are bovine-derived antibody “knob” domains comprised of cysteine-rich ultralong CDR H3 sequences of 30-40 amino acids weighing ~3-4KDa, which have the potential to access challenging epitopes better than full size antibodies can.

By combining Quatramers with their long half-life coated with a PD-1 Picobody™ to create HSB-1940, Hillstream believes it could more efficiently target novel epitopes with greater binding affinity than approved anti-PD-1 antibodies. We further believe that the development of HSB-1940 is a step toward enabling us to enter the rapidly growing IO market with additional targets thereafter.

Applied Biomedical Research Institute Option Agreement

ABSI has developed technology to target unique functional epitopes of the cancer targets HER2 and HER3. Monoclonal antibodies being developed at ABSI are unique from the currently approved anti-HER2 antibodies. ABSI has granted us an exclusive option to license technology to develop HER2 and HER3 antibodies, including multi-specific and Quatramer-based therapeutics incorporating portions of the antibodies. These antibodies could be incorporated into proprietary multi-format biologics (bi- and tri-specific antibodies, ADCs (antibody drug conjugates), CAR-T and CAR-NKs, in Quatramers and Quatrabodies) against drug resistant cancers including HER2-positive metastatic breast cancer, gastric cancer, lung cancer and ovarian cancer. The ABSI option terminates on March 24, 2023, unless extended by the parties.

Trends and Uncertainties-COVID-19

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

Components of Results of Operations

Revenue

We did not recognize revenues for years ended December 31, 2022 and 2021.

Research and Development Expenses

Research and development expenses include personnel costs associated with research and development activities, including third-party contractors to perform research, conduct clinical trials, stock-based compensation and manufacture drug supplies and materials. Research and development expenses are charged to operations as incurred.

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

We have incurred research and development expenses related to the development of HSB-1216. We expect that our research and development expenses will increase as we plan for and commence our clinical trials of HSB-1216, HSB-3215 and HSB-1940.

We cannot determine with certainty the duration and costs of future clinical trials of our product candidates, HSB-1216, HSB-3215 and HSB-1940, or any other product candidates we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our current and future product candidates will depend on a variety of factors, including:

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and consulting related expenses, including stock-based compensation. General and administrative expenses also include professional fees and other corporate expenses, including legal fees relating to corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses and other operating costs that are not specifically attributable to research activities.

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

Change in Redemption Value

We account for derivative instruments in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value. Our derivative financial instrument consists of an embedded feature contained in our convertible debt that we call the “redemption liability.”

The initial fair value of the redemption feature relating to the convertible debt instruments is treated as a debt discount and amortized over the term of the related debt using the straight-line method, which approximates the interest method. Amortization of debt discount is recorded as a component of interest expense. If a loan is paid in full, any unamortized debt discounts will be removed from the related accounts and charged to operations. As the convertible debt was converted into common stock at the date of our initial public offering (“IPO”), the unamortized debt discount was charged to interest expense. In accordance with Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest, the unamortized debt discount is presented in the accompanying consolidated balance sheets as a direct deduction from the carrying amount of the related debt.

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

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting, printing, and filing fees that the Company capitalized which were offset against the proceeds from its initial public offering.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth key components of our results of operations for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021	Change

Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$2,278,424	$1,842,803	$435,621
General and administrative	4,603,514	1,365,214	3,238,300
Total operating expenses	6,881,938	3,208,017	3,673,921
Other income (expense)
Interest expense	(1,591,244)	(831,277)	(759,967)
Change in redemption value	-	1,832,651	(1,832,651)
Total other income (expense), net	(1,591,244)	1,001,374	(2,592,618)
Net loss	$(8,473,182)	$(2,206,643)	$(6,266,539)

Research and Development Expenses

Research and development expenses increased by $435,621, or 23.6%, to $2,278,424 for the year ended December 31, 2022 from $1,842,803 for the year ended December 31, 2021. The increase was primarily the result of an increase in expenses for pre-clinical activities of $494,017 and consulting expenses of $130,771. These increases were offset by decreases of $189,167 in stock based compensation expense related to research and development team members because of the limited number of stock options issued during the year.

General and Administrative Expenses

General and administrative expenses increased by $3,238,300 or 237.2%, to $4,603,514 for the year ended December 31, 2022 from $1,365,214 for the year ended December 31, 2021. The increase in general and administrative expenses was primarily due to an increase of $1,219,401 in insurance expenses, $693,632 in consulting expenses, $499,951 in payroll expenses, $236,265 in accounting expenses; $224,864 in legal expenses; $220,380 in remuneration paid to our directors; $205,743 in investor relations expenses; $67,578 in filing fees, and $119,892 in various other expenses. The increases were offset by a decrease of $249,406 in stock-based compensation expense.

Interest Expense

Interest expense increased by $759,967, or 91.4%, to $1,591,244 for the year ended December 31, 2022 from $831,277 for the year ended December 31, 2021. The increase in interest expense was primarily related to the unamortized debt discount charged to interest expense on the date of our IPO. See Note 3 of our consolidated financial statements.

Change in Redemption Value

The change in redemption value decreased by $1,832,651, or 100.0%, to $0 for the year ended December 31, 2022 from $1,832,651 for the year ended December 31, 2021 as the redemption liability was re-evaluated in light of the actual fair value increment provided to the debt holders upon completion of our IPO in January 2022.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2022, we incurred operating losses in the amount of approximately $6.9 million, expended approximately $6.6 million in cash used in operating activities, and had an accumulated deficit of approximately $15.4 million as of December 31, 2022. We financed our working capital requirements through December 31, 2022 primarily through the issuance of common stock through our IPO. Net proceeds to us from the IPO were approximately $13.0 million. See Note 5 to the consolidated financial statements for details regarding the IPO. Our common stock began trading on The Nasdaq Capital Market on January 12, 2022 under the ticker symbol “HILS.”

Based on our limited operating history, recurring negative cash flows from operations, current plans and available resources, we will need substantial additional funding to support future operating activities. We have concluded that the prevailing conditions and ongoing liquidity risks faced by us raise substantial doubt about our ability to continue as a going concern for at least one year following the date these financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We may seek to raise additional funding through the sale of additional equity or debt securities, enter into strategic partnerships, grants or other arrangements or a combination of the foregoing to support its future operations. There can be no assurance that we will be able to obtain additional capital on terms acceptable to us, on a timely basis or at all. The failure to obtain sufficient additional funding could adversely affect our ability to achieve its business objectives and product development timelines and could have a material adverse effect on our results of operations.

Cash Flow Activities for the Years Ended December 31, 2022 and 2021

The following table sets forth a summary of our cash flows for the periods presented.

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(6,557,950)	$(1,086,244)
Net cash provided by financing activities	13,064,128	898,748
Net increase (decrease) in cash	$6,506,178	$(187,496)

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2022 was $6,557,950 which consisted of net loss of $8,473,182, partially offset by $2,484,344 in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities and $569,112 in net decrease in operating accounts. The non-cash charges consist of amortization of debt discount of $1,569,003, stock compensation expenses of $800,696, stock issuance pursuant to service agreement of $100,000 and interest and original issuance discount on promissory notes of $14,645. The net decrease in operating activities was primarily due to a decrease of $200,000 due to founder, a decrease in accounts payable of $141,170, a decrease in accrued expenses of $127,755, a decrease of $107,424 in prepaid expenses and other current assets offset by an increase of $7,237 in accrued interest.

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

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2022 was $13,064,128. The net increase in financing activities was from net cash proceeds of $13,645,643 from the issuance of our common stock in connection with our IPO, $125,000 from the issuance of promissory notes and $24,389 from exercise of stock options offset by deferred offering costs of $521,294, repayment of promissory notes of $139,645 and purchase of treasury stock, at cost of $69,965.

Cash provided by financing activities for the year ended December 31, 2021 was $898,748. The net increase in financing activities was from net cash proceeds of $1,078,015 from the issuance of convertible promissory notes offset by deferred offering costs of $179,267.

Convertible Promissory Notes

Commencing in May 2017, we issued convertible promissory notes (the “Notes”) to certain investors to help finance our operations. The principal amount of such notes ranged from $1,000 to $300,000. Interest on the unpaid principal balance accrued at a rate of 5% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. Unless earlier converted into shares of our common stock or preferred stock (collectively, the “Equity Securities”), the principal and accrued interest was due and payable by us on demand by the holders at any time after the earlier of (i) the maturity date of each Note and (ii) the closing of the Next Equity Financing. “Next Equity Financing” means the next sale or series of related sales of our Equity Securities pursuant to which we receive gross proceeds of not less than $5,000,000 for Notes issued in 2017 and through November 2020 and $7,500,000 for Notes issued after November 2020 (including the aggregate amount of debt securities converted into Equity Securities upon conversion or cancellation of Notes).

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

The Notes were to automatically convert into the type of Equity Securities issued in the Next Equity Financing upon closing. The number of shares of such Equity Securities to be issued was equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Note on the date of conversion by the lesser of (i) 80% of the price paid per Equity Security by the investors in the Next Equity Financing, or (ii) an equity valuation of $25 million ($50 million for Notes issued after December 2020). On January 14, 2022, all outstanding Notes and accrued interest were converted into an aggregate of 1,225,384 shares of the Company’s common stock as the Company’s initial public offering qualified as a Next Equity Financing.

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

Critical Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures in the financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: valuation of common shares and stock options prior to the IPO, allowances of deferred tax assets, valuation of debt related instruments, and cash flow assumptions regarding going concern considerations.

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

Debt discount and derivative instruments

The initial fair value of the redemption value relating to the convertible debt instruments is treated as a debt discount and amortized over the term of the related debt using the straight-line method, which approximates the interest method. If a loan is paid in full, any unamortized financing costs will be removed from the related accounts and charged to operations. Amortization of debt discount is recorded as a component of interest expense. In accordance with ASU 2015-03, Interest - Imputation of Interest, the unamortized debt discount is presented in the accompanying consolidated balance sheet as a direct deduction from the carrying amount of the related debt.

We account for derivative instruments in accordance with ASC 815, Derivative and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Our derivative financial instrument consists of an embedded feature contained in our convertible debt that is bifurcated and accounted for separately. See Note 3 of our audited consolidated financial statements.

Recently Issued and Adopted Accounting Standards

See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

JOBS Act

We are an “emerging growth company,” as defined in the JOBS Act. Emerging growth companies can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act. As a result, our consolidated financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards. For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). We will remain an emerging growth company until the earliest of (i) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.235 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fiscal year following the fifth anniversary of the date of the completion of our IPO.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HILLSTREAM BIOPHARMA, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Hillstream BioPharma, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hillstream BioPharma, Inc. (“Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Mayer Hoffman McCann P.C.

Los Angeles, California

March 16, 2023

HILLSTREAM BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS

Current assets
Cash	$6,510,534	$4,356
Prepaid expenses and other current assets	178,094	70,670
Deferred offering costs	-	546,651

Total current assets	6,688,628	621,677

Total assets	$6,688,628	$621,677

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$954,505	$1,463,059
Accrued interest	-	179,621
Due to founder	-	200,000
Accrued expenses	190,468	318,223
Redemption liability	-	980,233
Short-term portion of related-party convertible notes, net	-	1,392,544

Total current liabilities	1,144,973	4,533,680

Related-party convertible notes, net of short-term portion	-	772,899

Total liabilities	1,144,973	5,306,579

Commitments and contingencies (see Note 9)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 11,604,970 and 6,357,314 shares issued and 11,514,144 and 6,357,314 shares outstanding as of December 31, 2022 and 2021, respectively	1,160	636
Additional paid-in capital	20,996,892	2,225,712
Accumulated deficit	(15,384,432)	(6,911,250)
Treasury stock, at cost, 90,826 and 0 shares held in treasury as of December 31, 2022 and 2021, respectively	(69,965)	-

Total stockholders’ equity (deficit)	5,543,655	(4,684,902)

Total liabilities and stockholders’ equity (deficit)	$6,688,628	$621,677

The accompanying notes are an integral part of these consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021

Operating expenses
Research and development	$2,278,424	$1,842,803
General and administrative	4,603,514	1,365,214

Total operating expenses	6,881,938	3,208,017

Loss from operations	(6,881,938)	(3,208,017)

Other income (expenses)
Interest expense	(1,591,244)	(831,277)
Change in redemption value	-	1,832,651

Total other income (expenses), net	(1,591,244)	1,001,374

Net loss	$(8,473,182)	$(2,206,643)

Net loss per share
Basic and diluted	$(0.75)	$(0.35)

Weighted average number of common shares outstanding:
Basic and diluted	11,316,804	6,357,314

The accompanying notes are an integral part of these consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance, December 31, 2020	6,357,314	$636	$986,443	$(4,704,607)	-	$-	$(3,717,528)

Net loss	-	-	-	(2,206,643)	-	-	(2,206,643)

Stock based compensation	-	-	1,239,269	-	-	-	1,239,269

Balance, December 31, 2021	6,357,314	636	2,225,712	(6,911,250)	-	-	(4,684,902)

Net loss	-	-	-	(8,473,182)	-	-	(8,473,182)

Exercise of stock options	240,526	24	24,365	-	-	-	24,389

Stock based compensation	-	-	800,696	-	-	-	800,696

Stock issuance pursuant to services agreement	31,746	3	99,997	-	-	-	100,000

Initial public offering, net of issuance costs of $2,054,918	3,750,000	375	12,944,707	-	-	-	12,945,082

Conversion of related-party convertible notes	1,225,384	122	4,901,415	-	-	-	4,901,537

Purchase of treasury stock, at cost	-	-	-	-	90,826	(69,965)	(69,965)

Balance, December 31, 2022	11,604,970	$1,160	$20,996,892	$(15,384,432)	90,826	$(69,965)	$5,543,655

The accompanying notes are an integral part of these consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(8,473,182)	$(2,206,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,569,003	666,566
Stock based compensation	800,696	1,239,269
Stock issuance pursuant to services agreement	100,000	-
Interest and original issuance discount on promissory notes	14,645	-
Change in fair value of redemption liability	-	(1,832,651)
(Increase) decrease in:
Prepaid expenses and other current assets	(107,424)	32,276
Increase (decrease) in:
Accounts payable	(141,170)	580,847
Accrued interest	7,237	164,646
Due to founder	(200,000)	-
Accrued expenses	(127,755)	269,446

Net cash used in operating activities	(6,557,950)	(1,086,244)

Cash flows from financing activities:
Exercise of stock options	24,389	-
Purchase of treasury stock at cost	(69,965)	-
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	13,645,643	-
Payment of deferred offering costs	(521,294)	(179,267)
Proceeds from promissory notes	125,000	-
Repayments on promissory notes	(139,645)	-
Proceeds from related party convertible notes	-	1,078,015

Net cash provided by financing activities	13,064,128	898,748

Net increase (decrease) in cash	6,506,178	(187,496)

Cash, beginning of period	4,356	191,852

Cash, end of period	$6,510,534	$4,356

Supplemental disclosure of non-cash financing activities:
Conversion of related party convertible notes:
Related party convertible note principal converted to common stock upon initial public offering	$3,734,446	-
Related party convertible note accrued interest converted to common stock upon initial public offering	$186,858	-
Redemption liability converted to common stock upon initial public offering	$980,233	-
Unpaid deferred offering costs	-	$367,384
Accrued interest rollover to new notes payable	-	$58,091

The accompanying notes are an integral part of these consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Liquidity

Nature of Operations

Hillstream BioPharma, Inc. (“HBI”) was incorporated on March 28, 2017, as a Delaware C-corporation. At December 31, 2022, Hillstream BioPharma, Inc. had two wholly-owned subsidiaries: HB Pharma Corp. (“HB”) and Farrington Therapeutics LLC (“Farrington” and together with HBI and HB, the “Company”).

HBI is a pre-clinical biotechnology company developing novel therapeutic candidates targeting ferroptosis, an emerging new anti-cancer mechanism resulting in iron mediated cell death (“IMCD”), and targeted immuno-oncology novel biologics, for the treatment drug resistant cancers. The Company’s most advanced product candidate, HSB-1216, is an IMCD inducer, targeting a variety of solid tumors. In a clinical pilot study conducted at the University of Heidelberg, Germany, the active drug in HSB-1216 was found to reduce tumor burden in treatment resistant cancers, including triple negative breast cancer and epithelial carcinomas. The Company utilizes Quatramer™, its proprietary tumor targeting platform, to enhance the uptake of HSB-1216 in the tumor microenvironment with an extended duration of action and minimal off-target toxicity. The Company’s goal is to submit an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) and initiate a clinical study with HSB-1216 in the second half of 2023; however, no assurance can be provided that the Company’s IND will be accepted by the FDA in 2023, if at all. If the Company’s IND is accepted by the FDA, the Company’s HSB-1216 clinical studies will focus on expanding upon the clinical pilot study conducted in Germany. If the Company able to initiate its clinical study with HSB-1216 in the second half of 2023, it anticipates that clinical data from such trial will be released either late 2024 or early 2025.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2022, the Company incurred operating losses in the amount of approximately $6.9 million, expended approximately $6.6 million in cash used in operating activities, and had an accumulated deficit of approximately $15.4 million as of December 31, 2022. The Company financed its working capital requirements through December 31, 2022 primarily through the issuance of common stock in its initial public offering (“IPO”). Net proceeds to the Company from the IPO were approximately $13.0 million. See Note 5 to the consolidated financial statements for details regarding the IPO. The shares of the Company’s common stock began trading on The Nasdaq Capital Market on January 12, 2022 under the ticker symbol “HILS.”

Based on the Company’s limited operating history, recurring negative cash flows from operations, current plans and available resources, the Company will need substantial additional funding to support future operating activities. The Company has concluded that the prevailing conditions and ongoing liquidity risks faced by the Company raise substantial doubt about the Company’s ability to continue as a going concern for at least one year following the date these financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company may seek to raise additional funding through the sale of additional equity or debt securities, enter into strategic partnerships, grants or other arrangements or a combination of the foregoing to support its future operations. There can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company, on a timely basis or at all. The failure to obtain sufficient additional funding could adversely affect the Company’s ability to achieve its business objectives and product development timelines and may result in the Company delaying or terminating clinical trial activities which could have a material adverse effect on the Company’s results of operations.

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

Reverse Stock Split

On September 16, 2021, the Company effectuated a reverse split of shares of its common stock at a ratio of 1-for-26.4 pursuant to an amendment to the Company’s Certificate of Incorporation, as amended, filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. The par value of the Company’s common stock was not adjusted as a result of the reverse split. All issued and outstanding common stock share and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect this reverse split for all periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of HBI and its wholly-owned subsidiaries, HB and Farrington. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: valuation of common shares and stock options prior to the IPO, allowances of deferred tax assets, valuation of debt related instruments, and cash flow assumptions regarding going concern considerations. Although management believes the estimates that have been used are reasonable, actual results could vary from the estimates that were used.

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

Research and Development

Research and development costs are expensed as incurred. Research and development expenses include personnel costs associated with research and development activities, including third party contractors to perform research, conduct clinical trials, and manufacture drug supplies and materials. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials, administrative costs incurred by third parties, and other indicators of the services completed. Approximately $61,000 of prepaid expenses at December 31, 2022 and 2021 relate to a manufacturing services agreement.

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

Treasury Stock

The Company’s board of directors has authorized the repurchase of up to $1 million of shares of the Company’s common stock, from time to time, ending December 31, 2022, in the open market or through privately-negotiated transactions, at such times and at such prices as the Company’s management may decide. Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired common stock is recorded as treasury stock.

Debt Discount and Derivative Instruments

The initial fair value of the redemption feature relating to the convertible debt instruments was treated as a debt discount and was amortized over the term of the related debt using the straight-line method, which approximates the interest method. Amortization of debt discount is recorded as a component of interest expense. If a loan is paid in full, any unamortized debt discounts will be removed from the related accounts and charged to operations. As the convertible debt was converted into common stock at the date of the IPO, the unamortized debt discount was charged to interest expense. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest, the unamortized debt discount at December 31, 2021 was presented in the accompanying consolidated balance sheet as a direct deduction from the carrying amount of the related debt.

The Company accounts for derivative instruments in accordance with FASB Accounting Standards Codification (“ASC”) 815, Derivative and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. The Company’s derivative financial instrument consisted of an embedded feature contained in the Company’s convertible debt that was bifurcated and accounted for separately. See Note 3 to the consolidated financial statements for further details.

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

The carrying value of the Company’s prepaid expenses, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. The redemption feature of the debt instruments is recorded at fair value. See Note 4 to the consolidated financial statements for further details.

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

The Company follows the guidance in FASB ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. At December 31, 2022 and 2021, the Company had no unrecognized uncertain income tax positions, and therefore no amounts have been recognized in the consolidated financial statements.

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

Potentially dilutive securities not included in the computation of loss per share for the years ended December 31, 2022 and 2021 included options to purchase 1,628,813 and 903,468 shares of common stock, respectively. All common share amounts as of December 31, 2022 and 2021 and per share amounts for the years ended December 31, 2022 and 2021 have been adjusted to reflect a 1-for-26.4 reverse stock split of the Company’s common stock effectuated on September 16, 2021. Other potentially dilutive securities also not included in the computation of loss per share for the year ended December 31, 2022 included warrants to purchase 187,500 shares of the Company’s common stock.

Recently Adopted Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial position, results of operations, or cash flows, including as described below.

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

Recent Accounting Pronouncements Not Yet Adopted

Debt with Conversion and Other Options and Derivatives and Hedging

The FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), to reduce complexity in applying US GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in FASB ASC Subtopic 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in FASB ASC Subtopic 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in FASB ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities that meet the definition of an SEC filer, excluding smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2021. For all other entities, including the Company, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

Certain embedded features contained in the Notes in the aggregate were embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value for all Notes of approximately $2.4 million. Amortization of debt discount for the Notes recorded as interest expense was approximately $1.6 million and $667,000 for the years ended December 31, 2022 and 2021, respectively. The amount for the year ended December 31, 2022 contains amortization charged to interest expense of approximately $34,000 up to the date of the IPO and the full amount of the unamortized debt discount of approximately $1.5 million charged to interest expense on the date of the IPO.

Accrued interest expense associated with the Notes at December 31, 2021 was approximately $180,000. Accrued interest at the date of the IPO was approximately $187,000 and was converted into common stock as the IPO qualified as a Next Equity Financing. Total interest expense, including accrued interest and amortization of the debt discount, amounted to approximately $1.6 million and $831,000 for the years ended December 31, 2022 and 2021, respectively.

The carrying value of the outstanding related-party convertible notes at December 31, 2021 was as follows:

Principal amount outstanding	$3,734,446
Less: debt discount, net of accumulated amortization	(1,569,003)
Carrying value	$2,165,443

Current portion	$1,392,544
Long-term portion	772,899
Total carrying value	$2,165,443

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

Note 4 – Redemption Liability

The fair value of the redemption liability is calculated under Level 3 of the fair value hierarchy, determined based upon a probability-weighted expected returns method (“PWERM”). This PWERM was determined to be the most appropriate method of estimating the value of possible redemption or conversion outcomes over time, since the Company had not entered into a priced equity round through December 31, 2021. The significant assumptions utilized in these calculations are the possible exit scenarios (either a conversion of the principal and accrued interest of the Notes in the event of a Next Equity Financing (see Note 3 to the consolidated financial statements), a repayment of the Notes and accrued interest in the event of a corporate transaction (as defined in the Notes) or a repayment of the Notes and accrued interest at maturity), the pre-money valuation of the Company’s common stock, the probabilities of such exit events occurring, and discounts/premiums available to the Holders at such measurement dates. The calculation of the redemption liability at December 31, 2021 was based upon the actual incremental value derived by the Holders at the IPO date. The fair value of the redemption liability is re-measured at each period and is summarized as of December 31, 2021 as follows:

December 31, 2020	$1,325,288
Initial embedded redemption value	1,487,596
Change in fair value	(1,832,651)
December 31, 2021	$980,233

The change in fair value of a gain of approximately $1.8 million as of December 31, 2021, was recorded as a component of other income (expenses) in the accompanying consolidated statements of operations. The balance of approximately $980,000 as of December 31, 2021 and as of the date of the IPO was converted into common stock in connection with the related-party convertible debt to which it related.

Note 5 – Common Stock

Pursuant to an amendment to the Company’s Certificate of Incorporation filed in April 2019, the Company increased the number of authorized shares of common stock to 250,000,000 shares. See the Net Loss Per Share section of Note 2 to the consolidated financial statements for a discussion of the reverse stock split effectuated on September 16, 2021.

On January 14, 2022, the Company closed the IPO pursuant to which it issued 3,750,000 shares of its common stock at a public offering price of $4.00 per share. The gross proceeds to the Company from the IPO were $15.0 million, prior to deducting underwriting discounts of approximately $1.1 million and commissions and other offering expenses of approximately $1.0 million. Other offering expenses include deferred offering costs of approximately $547,000 that were capitalized prior to December 31, 2021 and additional costs incurred prior to the date of the IPO. The net proceeds to the Company from the IPO were approximately $13.0 million. The Company granted the underwriters a 45-day option to purchase up to an additional 562,500 shares of common stock at the public offering price less discounts and commissions, to cover over-allotments; however, this option expired unexercised. Additionally, and as a result of the completion of the IPO, all of the Company’s convertible debt and accrued interest was converted into an aggregate of 1,225,384 shares of the Company’s common stock pursuant to the terms of the Notes. Outstanding principal of approximately $3.7 million, accrued interest of approximately $187,000, and a redemption liability of approximately $980,000 were converted to common stock as the IPO qualified as a Next Equity Financing. In addition, the Company issued warrants in connection with the IPO. See Note 6 to the consolidated financial statements for a discussion of the warrants issued.

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

On June 9, 2022, the Company’s Board of Directors authorized the repurchase of up to $1.0 million of shares of the Company’s common stock until December 31, 2022. On June 10, 2022, the Company entered into a Repurchase Agreement (the “Repurchase Agreement”) with a financial institution pursuant to which such financial institution may purchase shares of the Company’s common stock upon the terms and conditions set forth in such agreement, including in accordance with the guidelines specified in Rules 10b5-1 and 10b-8 under the Securities Exchange Act of 1934, as amended. Shares of the Company’s common stock were able to be repurchased in open market or through privately-negotiated transactions. Pursuant to the Repurchase Agreement, the financial institution ceased purchasing shares of the Company’s common stock at the earlier of (i) the close of trading on December 31, 2022, (ii) the completion of repurchases up to the approved amount and (iii) the date upon which the Company gives notice of termination of the Repurchase Agreement to the financial institution. The Company determined the timing and amount of any repurchases based upon its evaluation of market conditions, applicable SEC guidelines and regulations, and other factors.

During the year ended December 31, 2022, the Company purchased 90,826 shares of its common stock for a total purchase cost of approximately $70,000.

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

The Company has granted options to acquire 92,801 shares of common stock at $13.20 per share under the 2017 Stock Incentive Plan, and 1,895 shares remain available for issuance. At both December 31, 2022 and 2021, there were options outstanding to acquire 92,801 shares of common stock. As of both December 31, 2022 and 2021, all such options were fully vested, and the weighted average remaining contractual life for such options was approximately 5.2 and 6.2 years, respectively.

In July 2019, the Company authorized a new plan (the “2019 Stock Incentive Plan”). The Company initially reserved 284,090 shares of its common stock for issuance pursuant to the 2019 Stock Incentive Plan in the form of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. On August 30, 2019, the Company approved an increase in the number of shares authorized for issuance under the 2019 Stock Incentive Plan by 2,575,757 shares. In January 2021, the Company approved an increase in the number of shares reserved for issuance under the 2019 Stock Incentive Plan by 574,494 shares. On May 31, 2021, the Company approved an increase in the number of shares reserved for issuance under the 2019 Stock Incentive Plan by 467,171 shares. At both December 31, 2022 and 2021, a total of 3,901,512 shares were authorized for issuance under the 2019 Stock Incentive Plan.

The Company has granted options to acquire 3,386,385 and 2,420,514 shares of common stock under the 2019 Stock Incentive Plan, and 515,127 and 1,480,998 shares of common stock remain available for issuance under the 2019 Stock Incentive Plan at December 31, 2022 and 2021, respectively. There are stock options outstanding to acquire 1,536,012 and 810,667 shares of common stock with weighted average exercise prices of $3.80 and $3.25 and weighted average contractual terms of 8.4 years and 8.0 years at December 31, 2022 and 2021, respectively.

The following table summarizes stock-based activities under the 2017 Stock Incentive Plan and 2019 Stock Incentive Plans:

		Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Contractual
	Options	Price	Terms

Outstanding at December 31, 2020	675,731	$3.09	8.8 years
Granted	227,737	$7.76
Outstanding at December 31, 2021	903,468	$4.27	7.9 years
Granted	980,075	$3.38
Exercised	(240,526)	$0.10
Forfeited /cancelled	(14,204)	$5.28
Outstanding at December 31, 2022	1,628,813	$4.34	8.2 years

Exercisable options at December 31, 2022	981,908	$4.69	7.8 years

Vested and expected to vest at December 31, 2022	1,628,813	$4.34	8.2 years

The following table summarizes the exercise price range as of December 31, 2022 and 2021:

December 31, 2022

Exercise Price	Outstanding Options	Exercisable Options

$0.08	57,763	53,621
$0.31	55,487	55,487
$1.00	50,000	50,000
$1.33	172,500	134,523
$2.64	107,004	86,825
$3.82	73,857	73,857
$4.00	757,575	183,002
$5.28	34,090	27,252
$7.03	18,940	18,940
$7.82	208,797	205,601
$13.20	92,800	92,800
	1,628,813	981,908

December 31, 2021

Exercise Price	Outstanding Options	Exercisable Options

$0.08	275,564	33,261
$0.31	78,212	78,133
$2.64	107,004	65,564
$3.82	73,857	73,857
$5.28	48,294	19,044
$7.03	18,940	18,940
$7.82	208,797	204,180
$13.20	92,800	87,663
	903,468	580,642

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

Stock options granted during the years ended December 31, 2022 and 2021 were valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the years ended December 31,
	2022	2021

Expected volatility	94.5% - 104.0%	111.3%
Risk-free interest rate	1.69% - 3.39%	0.60%
Expected dividend yield	0%	0%
Expected life of options in years	5.0 – 7.0	5.0
Estimated fair value of options granted	$0.78 - $3.20	$7.03

Included in the above table are stock options granted in 2019 to purchase 231,058 shares of the Company’s common stock at an exercise price of $0.08 per share, which vest upon a specified performance condition. These stock options vested at the date of the Company’s IPO, which was the specified performance condition.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2022 and 2021 was approximately $2.70 and $5.48, respectively. The weighted average fair value of stock options vested during the years ended December 31, 2022 and 2021 was approximately $1.25 and $5.47, respectively.

Total stock based compensation expense included in the accompanying consolidated statements of operations was as follows:

	For the years ended December 31,
	2022	2021
Research and development	$341,389	$530,556
General and administrative	459,307	708,713
Total stock based compensation	$800,696	$1,239,269

At December 31, 2022, the total unrecognized compensation expense related to non-vested options was approximately $1.9 million and is expected to be recognized over the remaining weighted average service period of approximately 2.8 years.

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

Warrants

In connection with the IPO, the Company issued warrants to purchase such number of shares of the Company’s common stock equal to 5% of the total shares of common stock issued in the IPO. The warrants are exercisable at $5.00 per share, were not exercisable within the first six months after issuance, and may, under certain circumstances, be exercised on a cashless basis. The exercise price of the warrants is subject to standard antidilutive provision adjustments for stock splits, stock combinations, or similar events affecting the Company’s common stock. The Company has determined that these warrants should be classified as equity instruments since they do not require the Company to repurchase the underlying common stock and do not require the Company to issue a variable amount of common stock. In addition, these warrants are indexed to the Company’s common stock and do not have any unusual antidilution rights. Terms of the warrants outstanding at December 31, 2022 are as follows:

	Initial		Exercise	Warrants	Warrants	Warrants
Issuance Date	Exercise Date	Expiration Date	Price	Issued	Exercised	Outstanding

January 14, 2022	July 10, 2022	January 11, 2027	$5.00	187,500	-	187,500

Note 7 – Income Taxes

The Company does not have any significant current income taxes due because of the losses generated in each year.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with FASB ASC 740, the Company recorded a valuation allowance to fully offset the gross deferred tax asset because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2022 and 2021. The valuation allowance increased by approximately $2.3 million and $652,000 for the years ended December 31, 2022 and 2021, respectively.

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Deferred tax asset (liabilities) related to:
Federal net operating loss carryforward	$1,951,000	$702,000
State net operating loss carryforward	660,000	238,000
Capitalized costs	512,000	394,000
Acquired in-process research and development	163,000	178,000
Research and development credit	81,000	45,000
Stock compensation	534,000	336,000
Accrued expenses and other	-	(66,000)
Total deferred tax assets	3,901,000	1,827,000
Valuation allowance	(3,901,000)	(1,827,000)
Deferred tax asset, net of valuation allowance	$-	$-

The income tax benefit for the years ended December 31, 2022 and 2021 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before income tax benefit as a result of non-deductible expenses, tax credits generated, and increases in the Company’s valuation allowance.

	For the years ended December 31,
	2022	2021
Income tax benefit at the federal statutory rate	$(1,779,000)	$(463,000)
Permanent differences and other	257,000	(61,000)
State income taxes	(515,000)	(118,000)
Research and development credit	(76,000)	(40,000)
Other	40,000	30,000
Change in valuation allowance	2,073,000	652,000
Effective income tax expense	$-	$-

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company determined that valuation allowances of approximately $3.9 million and $1.8 million at December 31, 2022 and 2021, respectively, were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At both December 31, 2022 and 2021, the Company had available net operating loss carryforwards of approximately $9.3 million and $3.3 million, respectively, for federal income tax purposes, all of which was generated after 2017 and can be carried forward indefinitely under the Tax Cuts and Jobs Act. At both December 31, 2022 and 2021, the Company had approximately $81,000 of federal research and development (“R&D”) tax credit carryforwards. If not utilized, the federal R&D credits will begin to expire in 2038. The Company also had $10.3 million of state net operating losses that will begin to expire in 2037.

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

On March 27, 2020, the United States Department of the Treasury enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of NOLs, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company has concluded that the CARES Act did not have a material impact on its financial position, results of operations, or cash flows.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act which extended many of the benefits of the CARES Act that were scheduled to expire. The Company evaluated the impact of the Consolidated Appropriations Act on its consolidated financial statements and related disclosures and concluded that the impact is immaterial.

Note 8 – Related-party Transactions

As described in Note 3 to the consolidated financial statements, the Company entered into the Notes with the Holders commencing in May 2017. The Holders of substantially all of the Notes were the Company’s founder and CEO, a member of the Company’s board of directors, and third parties that are family members of the founder and CEO. The Notes were converted into shares of the Company’s common stock on January 14, 2022 in connection with the closing of the IPO.

In addition to the above Notes, the Company had amounts due to the founder and CEO that totaled $200,000 at December 31, 2021 for accrued compensation. See Note 9 to the consolidated financial statements. On April 1, 2022, the founder and CEO received the full amount of $200,000.

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

Note 9 – Commitments and Contingencies

Small Molecule Analogues

On December 30, 2019, the Company acquired a series of small molecule analogues pursuant to an Asset Purchase Agreement (“APA”). Pursuant to the APA, the Company is required to make a payment of $50,000 upon raising of at least $2.0 million in funding, and up to approximately $1.75 million based upon successfully meeting clinical and sales milestones. As of December 31, 2022 and 2021, such fund-raising requirement was not met and no payments were made pursuant to the APA. The Company included, in accounts payable at both December 31, 2022 and 2021, the $50,000 required initial payment. Milestone based payments, if any, will be expensed as incurred.

Research Collaboration and Product License Agreement with Minotaur Therapeutics, Inc. (“Minotaur”) and Commercial License Agreement with Taurus Biosciences, LLC (“Taurus”)

Hillstream has entered into a research collaboration and product license agreement with Minotaur and a commercial license agreement with Taurus to advance Picobodies against novel, unreachable and undruggable epitopes in high-value validated targets starting with PD-1. The research and collaboration agreement and product license agreement is for the development of proprietary targeted biologics, Knob Quatrabodies™ (HSB-1940), against PD-1. The technologies of Hillstream and Minotaur will be combined under the license from Taurus to discover, develop and advance biotherapeutics against high-value validated IO targets. Picobodies are bovine-derived antibody “knob” domains comprised of cysteine-rich ultralong complementary determining region H3 sequences of 30-40 amino acids weighing ~3-4KDa, which have the potential to access challenging epitopes better than full size antibodies can. By combining Quatramers with their long half-life coated with a PD-1 Picobody™ to create HSB-1940, Hillstream believes it could more efficiently target novel epitopes with greater binding affinity than approved anti-PD-1 antibodies. Hillstream believes that targeting PD-1 is a step toward enabling Hillstream to enter the rapidly growing IO therapeutics market with additional targets thereafter.

The research collaboration with Minotaur includes an up-front payment of $150,000. Hillstream shall fund the discovery and characterization study performed by Minotaur as set forth in a statement of work and budget. For example, the statement of work includes protein target expression and purification, cow immunization, phage display and hit identification and knob expression. Each target is estimated to be completed in 32 weeks. There are development and regulatory milestones on a target by target basis. There will be a milestone payment of $1,000,000 for each first product directed against a target and first regulatory approval in the U.S. In addition, there will be single digit royalties on net sales for up to ten years. The Taurus agreement contains single digit royalties on net product sales and development milestone payments tied to advancement through clinical trials and final regulatory approval.

Employment Agreement

In January 2019, the Company entered into a three-year employment agreement with its CEO which provides a specified base salary and bonus. The employment agreement also provides the CEO with certain benefits while employed and if employment ceases. The Company accrued $200,000 in 2019 related to the CEO’s base salary as per the employment agreement, which was included in due to founder as of December 31, 2021, which was paid in full on April 1, 2022. No bonus was approved by the board of directors of the Company for any period through December 31, 2022.

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

On June 1, 2021, the Company entered into an Amended and Restated Employment Agreement, as amended on September 24, 2021 (the “Amended and Restated Employment Agreement”) with the Company’s CEO. The term of the Amended and Restated Employment Agreement commenced upon the closing of the Company’s IPO and continues for a period of five years and automatically renews for successive one-year periods at the end of each term unless either party provides written notice of their intent not to renew at least 60 days prior to the expiration of the then effective term. Pursuant to the Amended and Restated Employment Agreement, the CEO will receive an annual base salary of $485,000, which may be increased from time to time, and shall be eligible to receive an annual cash bonus equal to 55% of his then base salary based upon the achievement of Company and individual performance targets established by the Company’s board of directors. In addition, in the first year in which the Company’s market capitalization (as defined in the Amended and Restated Employment Agreement) equals or exceeds (i) $250 million , the CEO shall receive a cash payment of $150,000; (ii) $500 million, the CEO shall receive a cash payment of $350,000; and (iii) $1.0 billion , the CEO shall receive a cash payment of $750,000. Furthermore, following the date of the Company’s IPO, the CEO was issued an option to purchase 757,575 shares of the Company’s common stock at an exercise price of $4.00 per share, which options shall vest over a 48-month period commencing 12 months after the date of grant. This shall be in addition to any additional equity-based compensation awards the Company may grant the CEO from time to time.

Note 10 – Subsequent Events

On January 1, 2023, the Company granted its Chief Executive Officer stock options to purchase up to 515,127 shares of common stock of the Company at an exercise price of $0.39 per share in lieu of half of his salary for 2023.

On February 27, 2023, the Company filed a Certificate of Cancellation with the Delaware Secretary of State with respect to Farrington Therapeutics LLC.

Except as noted above, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective. The material weakness that has been identified relates to the design and implementation of appropriate segregation of duties to separate the roles of authorizing, initiating, and recording transactions or reviewing transactions for the completeness and accuracy of contracts with financial reporting implications.

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

As of December 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to a material weakness in our internal controls with respect to the lack of control(s) to review the completeness and accuracy of contracts with a financial reporting implication and the timely communication of the terms and conditions to the financial reporting function. Effective internal control contemplates an appropriate level of review to ensure timely preparation and completeness and accuracy of the financial statements and disclosures.

During the first half of 2021, vendor invoices were controlled by our Chief Executive Officer who was responsible for the approval and payment of invoices. Since the second half of 2021, invoices have been reviewed by our Chief Financial Officer prior to payment. Our Chief Executive Officer controls the release of our payments based on knowledge of the vendor’s progress and a cash management review with our Chief Financial Officer.

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

Remediation Plans

We have initiated a procedure to remediate the material weakness by reviewing the material contracts on a quarterly basis with the accounting department and supporting staff.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors as of March 10, 2023.

Name	Age	Position
Randy Milby	69	Chief Executive Officer and Chairman of the Board of Directors
Thomas Hess	59	Chief Financial Officer
Leonard Mazur	78	Director
Lynne A. Bui, MD	52	Director
Sireesh Appajosyula	47	Director

The business background and certain other information about our directors and executive officers is set forth below.

Randy Milby

Randy Milby has served as our Chief Executive Officer and Chairman of our board of directors since inception in 2017. Mr. Milby is an experienced biopharmaceutical executive and served as the Chief Executive Officer and member of the board of directors at CorMedix Inc., a biopharmaceutical company focused on developing and commercializing therapeutic products for the prevention and treatment of inflammatory and infectious diseases, from May 2012 to December 2012 and from January 2013 until September 2016, respectively. Mr. Milby has served in various other positions including, but not limited to, Global Business Director - BioMedical and Global Business Director - Applied BioSciences of DuPont de Nemours, Inc.; Global Marketing Director of DuPont Crop Protection; Securities Analyst, Investment Research, Biotechnology of Goldman Sachs; and Senior Director of DuPont Merck Pharmaceuticals. Mr. Milby received his BS in pharmacy from The University of Kansas and his MBA in finance/marketing from Washington University in St. Louis - Olin Business School. We believe Mr. Milby is qualified to serve as a member of our board of directors because of his extensive experience in the biotechnology industry.

Thomas Hess

Thomas Hess has served as our Chief Financial Officer since June 2021. In addition, since June 2021, Mr. Hess has served as a consulting Chief Financial Officer through Danforth Advisors and TH Advisors for various biotechnology companies. From August 2014 until June 2021, Mr. Hess served as Chief Financial Officer and Senior Vice President of Finance of Genomind, Inc, a pharmacogenetics company focused on mental health. From September 2011 until its sale in April 2014, Mr. Hess served as Chief Financial Officer and Executive Vice President of Finance of The Keane Organization, a comprehensive provider of unclaimed property services. Mr. Hess also previously served in various other capacities including, but not limited to, Chief Financial Officer and Senior Vice President of Yaupon Therapeutics, Inc.; Chief Financial Officer and Vice President, Finance of Adolor Corporation; Corporate Controller of Vicuron Pharmaceuticals, Inc.; and Senior Manager - Accounting and Audit of KPMG. Mr. Hess received his B.S. in accounting from The Pennsylvania State University and his MBA from Katz Graduate School of Business, University of Pittsburgh. He is a Certified Public Accountant in the state of Pennsylvania and serves on the Board of Directors of Life Sciences Pennsylvania as the audit committee chair.

Leonard Mazur

Leonard Mazur has served as a member of our board of directors since July 2021. In addition, since May 2022, Mr. Mazur has served as Chief Executive Officer of Citius Pharmaceuticals, Inc. (Nasdaq: CTXR) (“Citius”), and since September 2014, Mr. Mazur has served as Executive Chairman of the board of directors and Secretary of Citius. Mr. Mazur also serves as the Secretary of Citius’ majority-owned subsidiary, NoveCite, Inc. Mr. Mazur is the co-founder and Vice Chairman of Akrimax Pharmaceuticals, LLC (“Akrimax”), a privately held pharmaceutical company specializing in producing cardiovascular and general pharmaceutical products. Akrimax was founded in September 2008 and has successfully launched prescription drugs while acquiring drugs from major pharmaceutical companies. From January 2005 to May 2012, Mr. Mazur co-founded and served as the Chief Operating Officer of Triax Pharmaceuticals LLC (“Triax”), a specialty pharmaceutical company producing prescription dermatological drugs. Prior to joining Triax, he was the founder and, from 1995 to 2005, Chief Executive Officer of Genesis Pharmaceutical, Inc. (“Genesis”), a dermatological products company that marketed its products through dermatologists’ offices as well as co-promoting products for major pharmaceutical companies. In 2003, Mr. Mazur successfully sold Genesis to Pierre Fabre, a leading pharmaceutical company. Mr. Mazur has extensive sales, marketing and business development experience from his tenures at Medicis Pharmaceutical Corporation as Executive Vice President, ICN Pharmaceuticals, Inc. as Vice President, Sales and Marketing, Knoll Pharma (a division of BASF), and Cooper Laboratories, Inc. Mr. Mazur is a member of the Board of Trustees of Manor College, is a recipient of the Ellis Island Medal of Honor and was previously the chairman of the board of directors of LMB, Citius’ wholly-owned subsidiary. Mr. Mazur received both his B.A. and M.B.A. from Temple University and has served in the U.S. Marine Corps Reserves. We believe Mr. Mazur is qualified to serve as a member of our board of directors because of his extensive experience in the biotechnology industry.

Lynne A. Bui, MD

Lynne Bui has served as a member of our board of directors since July 2021. In addition, since June 2017, she has served as President, Chief Executive Officer and Chairman of the board of directors of Khloris Biosciences, Inc., a biotechnology company dedicated to revolutionizing medical treatment and prevention of cancer and other diseases. Dr. Bui is a board-certified hematologist oncologist, seasoned entrepreneur, angel investor and drug developer, having unparalleled experience in basic, translational and clinical research spanning over 15 years with direct patient care and leading clinical development programs from preclinical IND enabling studies to Phase 1 to 3 registration studies for multiple approved drugs, including cabozantinib, carfilzomib and enzalutamide. In addition, she has held senior level positions at Exelixis, Inc., Onyx Pharmaceuticals (acquired by Amgen Inc.) and Intellikine, Inc. (acquired by Millennium/Takeda) and has served as Chief Medical Officer and clinical development lead for multiple biotechnology and pharmaceutical companies. She has experience with small molecules, antibodies, dendritic cell vaccines, gene therapies, embryonic stem cells, and cell therapies. As a clinician, Dr. Bui has previously been clinical attending at Stanford Hospital and UCLA Medical Center, and is the Founder and Chairman of Global Cancer Research Institute (“GCRI”), a community-based hematology/oncology clinical practice and clinical trial site. She is also the Founder and Chairman of GCRI Foundation, a non-profit organization dedicated to funding clinical research in cancer; and a former Fellow of the Leukemia & Lymphoma Society, Lymphoma Research Foundation and Howard Hughes Medical Institute. Dr. Bui received her B.A. in molecular and cell biology, with an emphasis in neurobiology from University of California, Berkeley and her M.D. from the David Geffen UCLA School of Medicine. We believe Dr. Bui is qualified to serve as a member of our board of directors because of her extensive clinical and industry experience.

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

Our audit committee consists of Lynne Bui and Leonard Mazur, with Leonard Mazur serving as chair. Our board of directors has affirmatively determined that Lynne Bui and Leonard Mazur each meet the definition of “independent director” under Nasdaq rules, and that they meet the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of Nasdaq. In addition, our board of directors has determined that Leonard Mazur qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors has adopted a written charter for the audit committee which is available on our website at www.hillstreambio.com.

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

Our compensation committee consists of Lynne Bui and Leonard Mazur, with Lynne Bui serving as chair. Our board has determined that Lynne Bui and Leonard Mazur are each independent directors under Nasdaq rules. Our board of directors has adopted a written charter for the compensation committee which is available on our website at www.hillstreambio.com.

Nominating and Governance Committee

Our nominating and governance committee is responsible for, among other things:

●	nominating members of the board of directors;

●	developing a set of corporate governance principles applicable to our Company; and

●	overseeing the evaluation of our board of directors.

Our nominating and corporate governance committee consists of Lynne Bui and Sireesh Appajosyula, with Sireesh Appajosyula serving as chair. Our board has determined that Lynne Bui and Sireesh Appajosyula are each independent directors under Nasdaq rules. Our board of directors has adopted a written charter for the nominating and governance committee which is available on our website at www.hillstreambio.com.

Scientific Advisory Board

We are supported by members of our Scientific Advisory Board who provide advice and guidance in their respective fields of expertise from pre-clinical to clinical development. Our Scientific Advisory Board is currently composed of the following members who receive options to purchase shares of our common stock:

Donald Kufe, MD - Chair of the Scientific Advisory Board; Dana-Farber Cancer Institute/Harvard University

Kwok-Kin Wong, MD, PhD - New York University School of Medicine

Paul Richardson, MD - Dana-Farber Cancer Institute/Harvard University

Joseph Paul Eder, MD – Parthenon Therapeutics

Richard Stone, MD - Dana-Farber Cancer Institute

Jonathan Rayner, PhD - University of South Alabama

Scott Dixon, PhD - Stanford University

Board Diversity Matrix

Our nominating and corporate governance committee is committed to promoting diversity on our board of directors. We have surveyed our current directors and asked each director to self-identify their race, ethnicity, and gender using one or more of the below categories. The results of this survey are included in the matrix below.

Board Diversity Matrix (As of March 10, 2023)
Total Number of Directors	4

Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	1	3	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	1	1	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	-	2	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-	-	-	-
Did Not Disclose Demographic Background	-	-	-	-

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to our principal executive officer, who we also refer to as our “named executive officer”, for the year ended December 31, 2022 and 2021.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Option awards ($)(2)	Total ($)
Randy Milby, President and	2022	(1)	471,942	-	2,427,148	2,899,090
Chief Executive Officer	2021	(3)	-	-	973,401	973,401

(1)	For fiscal year 2022, Mr. Milby was compensated with stock options to purchase 757,575 shares of common stock as set forth in the employment agreement. See Note 9 to our audited consolidated financial statements for the year ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K

(2)	Reflects the aggregate grant date fair value of stock options granted during the fiscal year calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions made by us in determining the grant date fair value of our equity awards see Note 6 to our audited consolidated financial statements for the year ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K.

(3)	For fiscal year 2021, in lieu of base salary, Mr. Milby was compensated with stock options to purchase 18,939 shares of common stock per month through May 2021.

Employment Agreements

Employment Agreement with Randy Milby

We originally entered into an employment agreement with Randy Milby, to serve as our President and Chief Executive Officer, on January 1, 2019. Such employment agreement was subsequently amended, including, but not limited to, on January 1, 2021, to reflect such that in lieu of base salary, Mr. Milby would receive stock options to purchase 18,939 shares of our common stock per month at an exercise price of $7.822 per share effective January 1, 2021 until funding meets or exceeds $5,000,000, after which time, cash compensation of $300,000 per year would be paid. The amendment also provided for a base salary of $435,000 after we received funding greater than $5,000,000, or we completed an initial public offering or similar transaction as set forth in the employment agreement. In addition, if Mr. Milby raised more than $5,000,000, he would receive a grant of stock options to acquire 757,575 shares of our common stock with an exercise price based upon the most recent 409A valuation. Subsequently, on January 20, 2021, we entered into a further amendment to the employment agreement pursuant to which Mr. Milby would receive a base salary of $200,000.

On June 1, 2021, we entered into an Amended and Restated Employment Agreement, as amended on September 24, 2021 (the “Amended and Restated Employment Agreement”), with Randy Milby pursuant to which Mr. Milby continues to serve as our President and Chief Executive Officer. The term of the Amended and Restated Employment Agreement commenced upon the closing of our initial public offering and continues for a period of five years and automatically renews for successive one year periods at the end of each term unless either party provides written notice of their intent not to review at least 60 days prior to the expiration of the then effective term. Pursuant to the Amended and Restated Employment Agreement, Mr. Milby will receive an annual base salary of $485,000, which may be increased from time to time, and shall be eligible to receive an annual cash bonus equal to 55% of his then base salary based upon the achievement of Company and individual performance targets established by our board. In addition, in the first year in which our market capitalization (as defined in the Amended and Restated Employment Agreement) equals or exceeds (i) $250 million, Mr. Milby shall receive a cash payment of $150,000; (ii) $500 million, Mr. Milby shall receive a cash payment of $350,000; and (iii) $1 billion, Mr. Milby shall receive a cash payment of $750,000. Furthermore, on January 14, 2022, Mr. Milby was granted an option to purchase 757,575 shares of our common stock at an exercise price of $4.00 per share which shall vest over a 48 month period commencing 12 months after the date of grant. This shall be in addition to any additional equity-based compensation awards we may grant Mr. Milby from time to time.

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

Outstanding Equity Awards at December 31, 2022

The following table sets forth information concerning outstanding equity awards held by our named executive officer as of December 31, 2022.

		OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Randy Milby	6/20/2018	18,939	-	-		$13.200	6/20/2028
	9/20/2018	10,984	-	-		$13.200	9/20/2028
	7/31/2019	5,328	-	4,142	(1)	$0.0792	7/31/2029
	9/17/2019	1,628	-	265	(2)	$2.6400	9/17/2029
	9/19/2019	1,628	-	265	(3)	$2.6400	9/19/2029
	11/5/2019	806	-	140	(4)	$2.6400	11/05/2029
	12/13/2019	6,668	-	907	(5)	$2.6400	12/13/2029
	12/31/2019	31,073	-	6,805	(6)	$2.6400	12/31/2029
	4/30/2020	7,575	-	-		$0.3142	4/30/2030
	5/31/2020	7,575	-	-		$0.3142	5/31/2030
	6/30/2020	7,575	-	-		$0.3142	6/30/2030
	7/31/2020	7,575	-	-		$0.3142	7/31/2030
	8/31/2020	7,575	-	-		$0.3142	8/31/2030
	9/30/2020	7,575	-	-		$0.3142	9/30/2030
	10/31/2020	7,575	-	-		$3.8174	10/31/2030
	11/12/2020	7,575	-	-		$3.8174	11/12/2030
	11/12/2020	37,878	-	-		$3.8174	11/12/2030
	11/30/2020	7,575	-	-		$3.8174	11/30/2030
	12/31/2020	7,575	-	-		$3.8174	12/31/2030
	01/31/2021	18,939	-	-		$7.8223	01/31/2031
	02/01/2021	45,454	-	-		$7.8223	02/01/2031
	02/28/2021	18,939	-	-		$7.8223	02/28/2031
	03/31/2021	18,939	-	-		$7.8223	03/31/2031
	04/02/2021	37,878	-	-		$7.8223	04/02/2031
	04/30/2021	18,939	-	-		$7.8223	04/30/2031
	05/31/2021	18,939	-	-		$7.8223	05/31/2031
	01/12/2022	183,002	-	574,573	(7)	$4.0000	01/12/2032

(1)	25% of the options vested on the one year anniversary of the vesting starting date (July 31, 2019). 28,409 shares were exercised and the remaining 4,142 of the options vesting in equal installments over a period of 48 months.

(2)	25% of the options vested on the one year anniversary of the vesting starting date (September 17, 2019), with the remaining 265 of the options vesting in equal installments over a period of 48 months.

(3)	25% of the options vested on the one year anniversary of the vesting starting date (September 19, 2019), with the remaining 265 of the options vesting over a period of 48 equal monthly installments.

(4)	25% of the options vested on the one year anniversary of the vesting starting date (November 5, 2019), with the remaining 140 of the options vesting in equal installments over a period of 48 months.

(5)	3,787 of the options vested on the one year anniversary of the vesting starting date (December 13, 2019), with the remaining 907 of the options vesting in equal installments over a period of 48 months.

(6)

25% of the options vested on the one year anniversary of the vesting starting date (December 31, 2019), with the remaining 6,805 of the options vesting in equal installments over a period of 48 months.

(7)	25% of the options vested on the one year anniversary of the vesting starting date (January 12, 2022), with the remaining 574,573 of the options vesting in equal installments over a period of 48 months.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2022. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2022.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Leonard Mazur	$77,958	$51,004	$128,962
Lynne Bui	$77,458	$51,004	$128,462
Sireesh Appajosyula	$64,958	$51,004	$115,962

(1) The amounts reported do not reflect the amounts actually received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted to our non-employee directors during the fiscal year ended December 31, 2022, as computed in accordance with Financial Accounting Standard Board ASC Topic 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 6 - Stock-Based Compensation to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

As of January 12, 2022, the closing date of our IPO, our non-employee directors receive the following annual retainers, to be paid quarterly:

Position	Retainer
Board member	$20,000	(1)
Audit Committee Chair	15,000
Audit Committee member	7,500
Compensation Committee Chair	8,000
Compensation Committee member	4,000
Nominating and Corporate Governance Chair	6,000
Nominating and Corporate Governance member	3,000

(1) Members of the board of director at the time of the Company’s initial public offering received a one-time fee of $58,958. In addition, upon initial appointment to the board, directors receive a one-time annual payment of $40,000 and then subsequent annual payments of $20,000.

Our board approved a policy pursuant to which each non-employee director who is initially elected or appointed to the board on any date other than the date of our annual meeting of stockholders will be granted options to purchase up to 50,000 shares of our common stock. Such options will vest monthly over a period of one year, subject to continued service on our board. In addition, each non-employee director who serves on our board as of the date of any annual meeting of stockholders will be granted an option to purchase shares of our common stock, with the number of options and vesting period to be determined by our compensation committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 10, 2023 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and named executive officers as a group; and

●	each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 10, 2023, pursuant to the exercise of options or warrants, vesting of common stock or conversion of convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 11,514,144 shares of common stock issued and outstanding as of March 10, 2023.

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

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage
Directors and Named Executive Officers:
Randy Milby	4,077,383	(1)	32.22%
Leonard Mazur	173,733	(2)	1.50%
Lynne Bui	68,277	(3)	*
Sireesh Appajosyula (5)	1,351,766	(4)	11.65%
All Named Executive Officers and Directors as a Group (4 persons)	5,671,159		44.10%
5% or Greater Stockholders:
Highpoint Pharmaceuticals LLC (5)	972,222		8.44%
Kufe LLC (6)	842,317		7.32%
Donald Kufe (6)	848,263	(7)	7.37%
Surender Kharbanda	724,686	(8)	6.29%
Varinder Kaur	653,059		5.67%

* Represents less than 1%.

(1)	Represents (i) 2,937,940 shares of common stock and (ii) 1,139,443 shares of common stock issuable upon exercise of options. Excludes 514,491 shares of common stock issuable upon exercise of options which are subject to vesting.

(2)	Represents (i) 123,733 shares of common stock and (ii) 50,00 shares of common stock issuable upon exercise of options.

(3)	Represents 68,277 shares of common stock issuable upon exercise of options. Excludes 662 shares of common stock issuable upon exercise of options which are subject to vesting.

(4)	Represents (i) 87,878 shares of common stock issuable upon exercise of options, (ii) 284,090 shares of common stock, (iii) 972,222 shares of common stock held by Highpoint Pharmaceuticals LLC and (iv) 7,576 shares of common stock held by Channel BioConsulting LLC.

(5)	Sireesh Appajosyula is the Managing Member of each of Highpoint Pharmaceuticals LLC and Channel BioConsulting LLC and in such capacity has the right to vote and dispose of the securities held by such entities. The address of Highpoint Pharmaceuticals LLC is 16192 Coastal Highway, Lewes, DE 19958. The address of Mercer Lake Group LLC is 2 Linden Court, Holmdel, NJ 07733.

(6)	Donald Kufe is the Managing Director of Kufe LLC and in such capacity has the right to vote and dispose of the securities held by such entity. The address of Kufe LLC is 179 Grove Street, Wellesley, MA 02482.

(7)	Represents (i) 842,317 shares of common stock held by Kufe LLC and (ii) 5,946 shares of common stock issuable upon exercise of options held by Donald Kufe.

(8)	Represents (i) 721,240 shares of common stock and (ii) 3,446 shares of common stock issuable upon exercise of options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	1,628,813	(1)	$4.34	515,127	(2)
Equity compensation plans not approved by security holder	-		-	-
Total	1,628,813	(1)	4.34	515,127	(2)

(1) This number includes the following: 92,801 shares subject to outstanding options granted under the 2017 Plan and 1,536,012 shares subject to outstanding options granted under the 2019 Plan. The Company will not issue any additional awards under the 2017 Plan.

(2) This number represents shares available for issuance under the 2019 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2022 and December 31, 2021 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

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

Payments to the Chief Executive Officer

As of December 31, 2022 and 2021, we owed our Chief Executive Officer $0 and $200,000, respectively. The expenses were comprised of expenses paid by the Chief Executive Officer on behalf of our Company of $55,068 (which was converted into a convertible promissory note in 2020) and $200,000 for accrued compensation at December 31, 2019.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Substantially all of Mayer Hoffman McCann P.C,’s (“MHM’s”) personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure. The following table sets forth the aggregate fees billed by as described below:

	2022	2021

Audit fees	$371,749	$383,827
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$371,749	$383,827

Audit Fees: Audit fees consist of fees billed for the professional services rendered to us for the audit of our annual consolidated financial statements for the years ended December 31, 2022 and 2021, reviews of the quarterly financial statements during the periods, the issuance of consent and comfort letters in connection with registration statement filings, and all other services that are normally provided by the accounting firm in connection with statutory and regulatory filings and engagements.

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

Approval Policies and Procedures

In accordance with Sarbanes-Oxley, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal year ended December 31, 2021, prior to the consummation of our IPO, all of the services performed by our independent registered public accounting firm were pre-approved by our board of directors. In February 2022, our board of directors approved all audit and permitted non-audit services provided by our independent registered public accounting firm. In the fiscal year ended December 31, 2022, all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

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

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
3.2	Amendment to Certificate of Incorporation dated August 7, 2019 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
3.3	Amendment to Certificate of Incorporation dated September 16, 2021 (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
3.4	Amendment to Certificate of Incorporation dated October 11, 2021 (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 15, 2021)
3.5	Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2021)
4.3*	Description of the Registrant’s Securities
10.1+	Amended and Restated Employment Agreement by and between the Company and Randy Milby dated June 1, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
10.2+	First Amendment to Amended and Restated Employment Agreement by and between the Company and Randy Milby dated June 1, 2021 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
10.3+	Hillstream BioPharma, Inc. 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
10.4+	Hillstream BioPharma, Inc. 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 22, 2022)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2022)
21.1*	Subsidiaries
23.1*	Consent of Mayer Hoffman McCann P.C.
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March, 2023.

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

Signature	Title	Date

/s/ Randy Milby	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 16, 2023
Randy Milby

/s/ Thomas Hess	Chief Financial Officer	March 16, 2023
Thomas Hess	(Principal Financial and Accounting Officer)

/s/ Lynne Bui	Director	March 16, 2023
Lynne Bui

/s/ Leonard Mazur	Director	March 16, 2023
Leonard Mazur

/s/ Sireesh Appajosyula	Director	March 16, 2023
Sireesh Appajosyula

