Form 10-K/A
period 2022-12-31
Hillstream BioPharma Inc.
filed 2023-05-22
CIK 1861657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Hillstream BioPharma, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 16, 2023 (the “Original Filing Date”), to restate the following: (i) audited statement of cash flows for the year ended December 31, 2022; and (ii) unaudited balance sheets and statements of cash flows for the three months ended March 31, 2022, the six months ended June 30, 2022, nine months ended September 30, 2022 as the Company concluded that it did not correctly account for a financed insurance premium agreement whereby a third-party lender prepaid the Company’s annual director’s and officer’s insurance premiums in exchange for a short-term interest bearing note. See Note 2 of our consolidated financial statements.

Except as described above, no changes have been made to the Original Filing and this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the Original Filing Date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission.

For the convenience of the reader, this Amendment sets forth the Company’s Original Filing in its entirety, as amended by the changes related to the restatement. The following sections of the Company’s Original Filing have been amended:

●	Part II - Item 7 - Management’s Discussion and Analysis of Financial Conditions and Results of Operation;

●	Part II - Item 8 - Financial Statements and Supplementary Data;

●	Part IV – Item 15 – Exhibits, Financial Statement Schedules; and

●	The Signature Page of the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the Company’s principal executive officer and principal financial officer pursuant which are filed as exhibits to this Amendment.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements for the years ended December 31, 2022 and 2021, our independent registered public accounting firm identified a material weakness. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that have been identified by our independent registered public accounting firm relate to (i) the design and implementation of appropriate segregation of duties to separate the roles of authorizing, initiating, and recording transactions or reviewing transactions for the completeness and accuracy of contracts with financial reporting implications and (ii) us lacking sufficient appropriate accounting and reporting knowledge to effectively perform review controls surrounding technical accounting matters. In addition, the terms and conditions related to these contracts were not communicated to the financial reporting function for analysis and reporting implications in a timely manner. While we intend to take steps to remediate the material weakness in our internal control over financial reporting by formalizing certain accounting policies and internal control documentation, adding staff members with requisite experience to oversee the review of contracts and using third party experts to review the accounting treatment for significant transactions and to provide management with guidance on the treatment of the transactions, we may not be successful in remediating such weaknesses in a timely manner, if at all, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Furthermore, if we remediate our current material weakness but identify new material weaknesses in our internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected. As a result of such failures, we could also become subject to investigations by Nasdaq, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our business.

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

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2022, we incurred operating losses in the amount of approximately $6.9 million, expended approximately $6.6 million in cash used in operating activities, and had an accumulated deficit of approximately $15.4 million as of December 31, 2022. We financed our working capital requirements through December 31, 2022 primarily through the issuance of common stock through our IPO. Net proceeds to us from the IPO were approximately $13.0 million. See Note 6 to the consolidated financial statements for details regarding the IPO. Our common stock began trading on The Nasdaq Capital Market on January 12, 2022 under the ticker symbol “HILS.”

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

Cash Flow Activities for the Years Ended December 31, 2022 and 2021

The following table sets forth a summary of our cash flows for the periods presented.

	Years Ended December 31,
	2022 (Restated)	2021
Net cash used in operating activities	$(6,557,950)	$(1,086,244)
Net cash provided by financing activities	13,064,128	898,748
Net increase (decrease) in cash	$6,506,178	$(187,496)

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

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2022 was $13,064,128. The net increase in financing activities was from net cash proceeds of $13,645,643 from the issuance of our common stock in connection with our IPO, $917,472 from insurance premium financing liability; $125,000 from the issuance of promissory notes and $24,389 from exercise of stock options offset by repayment of insurance premium financing liability of $917,472; payment of deferred offering costs of $521,294, repayment of promissory notes of $139,645 and purchase of treasury stock, at cost of $69,965. See Note 2 of our consolidated financial statements.

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

Recently Issued and Adopted Accounting Standards

See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Restatement of 2022 Financial Statements

As discussed in Note 2 to the financial statements, the 2022 financial statements have been restated to correct certain misstatements.

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

/s/ Mayer Hoffman McCann P.C.

Los Angeles, California

May 19, 2023

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

Commitments and contingencies (see Note 10)

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

HILLSTREAM BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022 (Restated)	2021

Cash flows from operating activities:
Net loss	$(8,473,182)	$(2,206,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,569,003	666,566
Stock based compensation	800,696	1,239,269
Stock issuance pursuant to services agreement	100,000	-
Interest and original issuance discount on promissory notes	14,645	-
Change in fair value of redemption liability	-	(1,832,651)
(Increase) decrease in:
Prepaid expenses and other current assets	(107,424)	32,276
Increase (decrease) in:
Accounts payable	(141,170)	580,847
Accrued interest	7,237	164,646
Due to founder	(200,000)	-
Accrued expenses	(127,755)	269,446

Net cash used in operating activities	(6,557,950)	(1,086,244)

Cash flows from financing activities:
Exercise of stock options	24,389	-
Purchase of treasury stock at cost	(69,965)	-
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	13,645,643	-
Payment of deferred offering costs	(521,294)	(179,267)
Proceeds from insurance premium financing liability	917,472	-
Repayment of insurance premium financing liability	(917,472)	-
Proceeds from promissory notes	125,000	-
Repayments on promissory notes	(139,645)	-
Proceeds from related party convertible notes	-	1,078,015

Net cash provided by financing activities	13,064,128	898,748

Net increase (decrease) in cash	6,506,178	(187,496)

Cash, beginning of period	4,356	191,852

Cash, end of period	$6,510,534	$4,356

Supplemental disclosure of non-cash financing activities:
Conversion of related party convertible notes:
Related party convertible note principal converted to common stock upon initial public offering	$3,734,446	-
Related party convertible note accrued interest converted to common stock upon initial public offering	$186,858	-
Redemption liability converted to common stock upon initial public offering	$980,233	-
Unpaid deferred offering costs	-	$367,384
Accrued interest rollover to new notes payable	-	$58,091

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2022, the Company incurred operating losses in the amount of approximately $6.9 million, expended approximately $6.6 million in cash used in operating activities, and had an accumulated deficit of approximately $15.4 million as of December 31, 2022. The Company financed its working capital requirements through December 31, 2022 primarily through the issuance of common stock in its initial public offering (“IPO”). Net proceeds to the Company from the IPO were approximately $13.0 million. See Note 6 to the consolidated financial statements for details regarding the IPO. The shares of the Company’s common stock began trading on The Nasdaq Capital Market on January 12, 2022 under the ticker symbol “HILS.”

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

Note 2 – Restatement of Previously Issued Financial Statements

In May 2023, the Company concluded that it did not correctly account for a financed insurance premium agreement whereby a third-party lender prepaid the Company’s annual director’s and officer’s insurance premiums in exchange for a short-term interest bearing note. The Company previously recognized, on its consolidated balance sheet, a current prepaid asset for the amount paid by the Company for monthly insurance premiums. The Company reassessed its accounting for the insurance premium financing and determined that an insurance premium financing liability should be classified as a current liability with the full amount of the insurance premium recognized as current prepaid asset at the time the Company entered into the agreement.

Therefore, the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s previously issued audited financial statements as of December 31, 2022 (the “Audited Financial Statements”) should no longer be relied upon and that it is appropriate to restate the Audited Financial Statements. As such, the Company is restating its financial statements in this Annual Report on Form 10-K/A for the Company’s unaudited financial statements (the balance sheets and statements of cash flows) for the three months ended March 31, 2022, the six months ended June 30, 2022, nine months ended September 30, 2022, which were filed by the Company with the Securities and Exchange Commission (“SEC”) on Quarterly Reports on Form 10-Q on May 16, 2022, August 11, 2022, and November 14, 2022, respectively, and the audited financial statements (statement of cash flows) for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 16, 2023.

Impact of the Restatement

The Company has restated herein its consolidated statement of cash flows for the year ended December 31, 2022 as set forth below. As included in Note 11 to the consolidated financial statements, the Company has restated herein its unaudited consolidated balance sheets and unaudited consolidated statements of cash flows as of and for the three months ended March 31, 2022, the six months ended June 30, 2022, and the nine months ended September 30, 2022.

	For the Year Ended December 31, 2022
	As Previously
	Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss	$(8,473,182)	$-	$(8,473,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,569,003	-	1,569,003
Stock based compensation	800,696	-	800,696
Stock issuance pursuant to services agreement	100,000	-	100,000
Interest and original issuance discount on promissory notes	14,645	-	14,645
(Increase) decrease in:
Prepaid expenses and other current assets	(107,424)	-	(107,424)
Increase (decrease) in:
Accounts payable	(141,170)	-	(141,170)
Accrued interest	7,237	-	7,237
Due to founder	(200,000)	-	(200,000)
Accrued expenses	(127,755)	-	(127,755)

Net cash used in operating activities	(6,557,950)	-	(6,557,950)

Cash flows from financing activities:
Exercise of stock options	24,389	-	24,389
Purchase of treasury stock at cost	(69,965)	-	(69,965)
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	13,645,643	-	13,645,643
Payment of deferred offering costs	(521,294)	-	(521,294)
Proceeds from insurance premium financing liability	-	917,472	917,472
Repayment of insurance premium financing liability	-	(917,472)	(917,472)
Proceeds from promissory notes	125,000	-	125,000
Repayments on promissory notes	(139,645)	-	(139,645)
Proceeds from related party convertible notes	-	-	-

Net cash provided by financing activities	13,064,128	-	13,064,128

Net increase (decrease) in cash	6,506,178	-	6,506,178

Cash, beginning of period	4,356	-	4,356

Cash, end of period	$6,510,534	$-	$6,510,534

Note 3 – Summary of Significant Accounting Policies

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

The Company accounts for derivative instruments in accordance with FASB Accounting Standards Codification (“ASC”) 815, Derivative and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. The Company’s derivative financial instrument consisted of an embedded feature contained in the Company’s convertible debt that was bifurcated and accounted for separately. See Note 4 to the consolidated financial statements for further details.

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

The carrying value of the Company’s prepaid expenses, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. The redemption feature of the debt instruments is recorded at fair value. See Note 5 to the consolidated financial statements for further details.

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

Insurance Premium Financing Liability

Relating to the directors’ and officers’ insurance premium with an effective date of January 2022, the Company entered into an insurance premium financing agreement for $1,207,200, with a term of 10 months and an annual interest rate of 3.5%. The Company made a down payment of $289,728 and was required to make monthly principal and interest payments of $93,225 over the term of the agreement, which was repaid in full in November 2022.

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

Note 4 – Convertible Notes - Related Parties

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

Note 5 – Redemption Liability

The fair value of the redemption liability is calculated under Level 3 of the fair value hierarchy, determined based upon a probability-weighted expected returns method (“PWERM”). This PWERM was determined to be the most appropriate method of estimating the value of possible redemption or conversion outcomes over time, since the Company had not entered into a priced equity round through December 31, 2021. The significant assumptions utilized in these calculations are the possible exit scenarios (either a conversion of the principal and accrued interest of the Notes in the event of a Next Equity Financing (see Note 4 to the consolidated financial statements), a repayment of the Notes and accrued interest in the event of a corporate transaction (as defined in the Notes) or a repayment of the Notes and accrued interest at maturity), the pre-money valuation of the Company’s common stock, the probabilities of such exit events occurring, and discounts/premiums available to the Holders at such measurement dates. The calculation of the redemption liability at December 31, 2021 was based upon the actual incremental value derived by the Holders at the IPO date. The fair value of the redemption liability is re-measured at each period and is summarized as of December 31, 2021 as follows:

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

Note 6 – Common Stock

Pursuant to an amendment to the Company’s Certificate of Incorporation filed in April 2019, the Company increased the number of authorized shares of common stock to 250,000,000 shares. See the Net Loss Per Share section of Note 3 to the consolidated financial statements for a discussion of the reverse stock split effectuated on September 16, 2021.

On January 14, 2022, the Company closed the IPO pursuant to which it issued 3,750,000 shares of its common stock at a public offering price of $4.00 per share. The gross proceeds to the Company from the IPO were $15.0 million, prior to deducting underwriting discounts of approximately $1.1 million and commissions and other offering expenses of approximately $1.0 million. Other offering expenses include deferred offering costs of approximately $547,000 that were capitalized prior to December 31, 2021 and additional costs incurred prior to the date of the IPO. The net proceeds to the Company from the IPO were approximately $13.0 million. The Company granted the underwriters a 45-day option to purchase up to an additional 562,500 shares of common stock at the public offering price less discounts and commissions, to cover over-allotments; however, this option expired unexercised. Additionally, and as a result of the completion of the IPO, all of the Company’s convertible debt and accrued interest was converted into an aggregate of 1,225,384 shares of the Company’s common stock pursuant to the terms of the Notes. Outstanding principal of approximately $3.7 million, accrued interest of approximately $187,000, and a redemption liability of approximately $980,000 were converted to common stock as the IPO qualified as a Next Equity Financing. In addition, the Company issued warrants in connection with the IPO. See Note 7 to the consolidated financial statements for a discussion of the warrants issued.

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

Note 7 – Stock Based Compensation

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

Note 9 – Related-party Transactions

As described in Note 4 to the consolidated financial statements, the Company entered into the Notes with the Holders commencing in May 2017. The Holders of substantially all of the Notes were the Company’s founder and CEO, a member of the Company’s board of directors, and third parties that are family members of the founder and CEO. The Notes were converted into shares of the Company’s common stock on January 14, 2022 in connection with the closing of the IPO.

In addition to the above Notes, the Company had amounts due to the founder and CEO that totaled $200,000 at December 31, 2021 for accrued compensation. See Note 12 to the consolidated financial statements. On April 1, 2022, the founder and CEO received the full amount of $200,000.

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

Note 10 – Commitments and Contingencies

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

Note 11 – Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements (Unaudited)

In lieu of filing amended Quarterly Reports on Form 10-Q, the following tables represent the restated unaudited consolidated balance sheets and consolidated statements of cash flows as of and for the three months ended March 31, 2022, the six months ended June 30, 2022, and the nine months ended September 30, 2022. See Note 2 to the consolidated financial statements for additional information. The effects on the statements of operations and changes in statements of changes in stockholder’s equity for these periods were not material and as a result, the statements are not presented as restated.

The following tables represent the restatement of the unaudited consolidated balance sheets and consolidated statement of cash flows with a reconciliation from the previously reported amounts to the restated amounts.

	March 31, 2022
	As Previously
	Reported	Adjustment	As Restated
ASSETS

Current assets
Cash	$11,121,854	$-	$11,121,854
Prepaid expenses and other current assets	233,180	736,109	969,289

Total current assets	11,355,034	736,109	12,091,143

Total assets	$11,355,034	$736,109	$12,091,143

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$597,455	$-	$597,455
Due to founder	200,000	-	200,000
Accrued expenses	218,885	-	218,885
Insurance premium financing liability	-	736,109	736,109

Total current liabilities	1,016,340	736,109	1,752,449

Related-party convertible notes, net of short-term portion	-	-	-

Total liabilities	1,016,340	736,109	1,752,449

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022	-	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 11,364,444 shares issued and outstanding as of March 31, 2022	1,136	-	1,136
Additional paid-in capital	20,191,212	-	20,191,212
Accumulated deficit	(9,853,654)	-	(9,853,654)

Total stockholders’ equity (deficit)	10,338,694	-	10,338,694

Total liabilities and stockholders’ equity (deficit)	$11,355,034	$736,109	$12,091,143

	For the Three Months Ended March 31, 2022
	As Previously
	Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss	$(2,942,404)	$-	$(2,942,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,569,003	-	1,569,003
Stock based compensation	19,381	-	19,381
Stock issuance pursuant to services agreement	100,000	-	100,000
Change in fair value of redemption liability	-	-	-
(Increase) decrease in:
Prepaid expenses and other current assets	(162,510)	(736,109)	(898,619)
Increase (decrease) in:
Accounts payable	(498,220)	-	(498,220)
Accrued interest	7,237	-	7,237
Accrued expenses	(99,338)	-	(99,338)

Net cash used in operating activities	(2,006,851)	(736,109)	(2,742,960)

Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	13,645,643	-	13,645,643
Payment of deferred offering costs	(521,294)	-	(521,294)
Proceeds from insurance premium financing liability	-	917,472	917,472
Repayment of insurance premium financing liability	-	(181,363)	(181,363)

Net cash provided by financing activities	13,124,349	736,109	13,860,458

Net increase in cash	11,117,498	-	11,117,498

Cash, beginning of period	4,356	-	4,356

Cash, end of period	$11,121,854	$-	$11,121,854

	June 30, 2022
	As Previously
	Reported	Adjustment	As Restated
ASSETS

Current assets
Cash	$9,484,184	$-	$9,484,184
Prepaid expenses and other current assets	301,366	462,077	763,443

Total current assets	9,785,550	462,077	10,247,627

Total assets	$9,785,550	$462,077	$10,247,627

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$559,529	$-	$559,529
Accrued expenses	185,944	-	185,944
Insurance premium financing liability	-	462,077	462,077

Total current liabilities	745,473	462,077	1,207,550

Related-party convertible notes, net of short-term portion	-	-	-

Total liabilities	745,473	462,077	1,207,550

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022	-	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 11,604,970 shares issued and 11,574,970 shares outstanding as of June 30, 2022	1,160	-	1,160
Additional paid-in capital	20,554,128	-	20,554,128
Accumulated deficit	(11,490,508)	-	(11,490,508)
Treasury stock, at cost, 30,000 shares held in treasury as of June 30, 2022	(24,703)	-	(24,703)

Total stockholders’ equity (deficit)	9,040,077	-	9,040,077

Total liabilities and stockholders’ equity (deficit)	$9,785,550	$462,077	$10,247,627

	For the Six Months Ended June 30, 2022
	As Previously
	Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss	$(4,579,258)	$-	$(4,579,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,569,003	-	1,569,003
Stock based compensation	357,932	-	357,932
Stock issuance pursuant to services agreement	100,000	-	100,000
Change in fair value of redemption liability	-	-	-
(Increase) decrease in:
Prepaid expenses and other current assets	(255,399)	(462,077)	(717,476)
Increase (decrease) in:
Accounts payable	(536,146)	-	(536,146)
Accrued interest	7,237	-	7,237
Due to founder	(200,000)		(200,000)
Accrued expenses	(132,279)	-	(132,279)

Net cash used in operating activities	(3,668,910)	(462,077)	(4,130,987)

Cash flows from financing activities:
Exercise of stock options	24,389	-	24,389
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	13,645,643	-	13,645,643
Payment of deferred offering costs	(521,294)	-	(521,294)
Proceeds from insurance premium financing liability	-	917,472	917,472
Repayment of insurance premium financing liability	-	(455,395)	(455,395)

Net cash provided by financing activities	13,148,738	462,077	13,610,815

Net increase in cash	9,479,828	-	9,479,828

Cash, beginning of period	4,356	-	4,356

Cash, end of period	$9,484,184	$-	$9,484,184

	September 30, 2022
	As Previously
	Reported	Adjustment	As Restated
ASSETS

Current assets
Cash	$7,596,667	$-	$7,596,667
Prepaid expenses and other current assets	235,951	185,639	421,590

Total current assets	7,832,618	185,639	8,018,257

Total assets	$7,832,618	$185,639	$8,018,257

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$536,838	$-	$536,838
Accrued expenses	179,871	-	179,871
Insurance premium financing liability	-	185,639	185,639

Total current liabilities	716,709	185,639	902,348

Related-party convertible notes, net of short-term portion	-	-	-

Total liabilities	716,709	185,639	902,348

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022	-	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 11,604,970 shares issued and 11,529,861 shares outstanding as of September 30, 2022	1,160	-	1,160
Additional paid-in capital	20,794,890	-	20,794,890
Accumulated deficit	(13,617,994)	-	(13,617,994)
Treasury stock, at cost, 75,109 shares held in treasury as of September 30, 2022	(62,147)	-	(62,147)

Total stockholders’ equity (deficit)	7,115,909	-	7,115,909

Total liabilities and stockholders’ equity (deficit)	$7,832,618	$185,639	$8,018,257

	For the Nine Months Ended September 30, 2022
	As Previously
	Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss	$(6,706,744)	$-	$(6,706,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,569,003	-	1,569,003
Stock based compensation	598,694	-	598,694
Stock issuance pursuant to services agreement	100,000	-	100,000
Change in fair value of redemption liability	-	-	-
(Increase) decrease in:
Prepaid expenses and other current assets	(165,281)	(185,639)	(350,920)
Increase (decrease) in:
Accounts payable	(558,837)	-	(558,837)
Accrued interest	7,237	-	7,237
Due to founder	(200,000)		(200,000)
Accrued expenses	(138,352)	-	(138,352)

Net cash used in operating activities	(5,494,280)	(185,639)	(5,679,919)

Cash flows from financing activities:
Exercise of stock options	24,389	-	24,389
Purchase of treasury stock at cost	(62,147)	-	(62,147)
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	13,645,643	-	13,645,643
Payment of deferred offering costs	(521,294)	-	(521,294)
Proceeds from insurance premium financing liability	-	917,472	917,472
Repayment of insurance premium financing liability	-	(731,833)	(731,833)

Net cash provided by financing activities	13,086,591	185,639	13,272,230

Net increase in cash	7,592,311	-	7,592,311

Cash, beginning of period	4,356	-	4,356

Cash, end of period	$7,596,667	$-	$7,596,667

Note 12 – Subsequent Events

On January 1, 2023, the Company granted its Chief Executive Officer stock options to purchase up to 515,127 shares of common stock of the Company at an exercise price of $0.39 per share in lieu of half of his salary for 2023.

On February 27, 2023, the Company filed a Certificate of Cancellation with the Delaware Secretary of State with respect to Farrington Therapeutics LLC.

Underwriting Agreement

In connection with the Company’s filing of a Registration Statement on Form S-3 with the SEC using a “shelf” registration process as disclosed in Note 5 to the condensed consolidated financial statements, on April 27, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity LLC (“ThinkEquity”), as representative of several underwriters (the “Underwriters”), relating to the public offering (the “Offering”) of 5,300,000 shares (the “Shares”) of the Company’s common stock at a price to the public of $0.50 per Share (the “Offering Price”). Pursuant to the terms of the Underwriting Agreement, the Company also granted the Underwriters a 45-day option to purchase up to an additional 795,000 shares of common stock (the “Option Shares” and together with the Shares, the “Securities”) to cover over-allotments, if any, at the Offering Price less the underwriting discounts and commissions. The net proceeds to the Company from the sale of the Shares, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, was approximately $2.2 million assuming no exercise by the Underwriters of their over-allotment option for the Option Shares, and will be approximately $2.6 million if the Underwriters exercise their over-allotment option for the Option Shares in full.

Also, in connection with the Offering, the Company issued designees of ThinkEquity warrants (the “Representative’s Warrants”) to purchase such number of shares of the Company’s common stock equal to 3% of the number of Securities sold in the Offering at an initial exercise price of $0.625 per share, subject to adjustment. The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, during the four and one half year period commencing 180 days from the commencement of sales of the shares of common stock in the Offering.

Except as noted above, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective. The material weaknesses that have been identified relate to (i) the design and implementation of appropriate segregation of duties to separate the roles of authorizing, initiating, and recording transactions or reviewing transactions for the completeness and accuracy of contracts with financial reporting implications and (ii) the Company lacking sufficient appropriate accounting and reporting knowledge to effectively perform review controls surrounding technical accounting matters.

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

On May 17, 2023, the Company, after discussion with the audit committee of its board of directors concluded that the Company’s accounting for recording certain financed insurance policies was deemed to be incorrect. The Company previously reported in its consolidated balance sheet audited by Mayer Hoffman McCann P.C., the Company’s  independent registered public accounting firm, a current prepaid asset for the amount paid by the Company in excess of the total amortized value of the prepaid insurance policy. After further consideration, it was determined that the Company should report the financed insurance policies as a financing arrangement. As a result of the foregoing, the financial statements are to include the financed total in liabilities with the full amount of the insured premium recognized as a current prepaid asset and the payments for the financing arrangement as cash flow from financing activities. This resulted in the presentation of the financing arrangement from cash flows used in operating activities to cash flows from financing activities and is considered a material change to the financial statements requiring the Company to restate its December 31, 2022 audited financial statements and its unaudited financial statements for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022 in this Annual Report on Form10-K/A.

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

Remediation Plans

We continue to work to strengthen internal control over financial reporting and management is committed to ensuring that such controls are designed and operating effectively. We are implementing processing and control improvements to address the above material weaknesses as follows:

●	we have initiated a procedure to remediate the material weakness by reviewing the material contracts on a quarterly basis with the accounting department and supporting staff; and

●	we will use third party experts to review the accounting treatment for significant transactions and provide management with guidance on the treatment of the transactions.

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

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
3.2	Amendment to Certificate of Incorporation dated August 7, 2019 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
3.3	Amendment to Certificate of Incorporation dated September 16, 2021 (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
3.4	Amendment to Certificate of Incorporation dated October 11, 2021 (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 15, 2021)
3.5	Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2021)
4.3**	Description of the Registrant’s Securities
10.1+	Amended and Restated Employment Agreement by and between the Company and Randy Milby dated June 1, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
10.2+	First Amendment to Amended and Restated Employment Agreement by and between the Company and Randy Milby dated June 1, 2021 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
10.3+	Hillstream BioPharma, Inc. 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
10.4+	Hillstream BioPharma, Inc. 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 22, 2022)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2022)
21.1**	Subsidiaries
23.1*	Consent of Mayer Hoffman McCann P.C.
24.1**	Power of Attorney (included on signature page hereto)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL and included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Previously filed.

+ Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of May, 2023.

HILLSTREAM BIOPHARMA, INC.

/s/ Randy Milby
Randy Milby
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Signature	Title	Date

/s/ Randy Milby	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	May 19, 2023
Randy Milby

*	Chief Financial Officer	May 19, 2023
Thomas Hess	(Principal Financial and Accounting Officer)

*	Director	May 19, 2023
Lynne Bui

*	Director	May 19, 2023
Leonard Mazur

*	Director	May 19, 2023
Sireesh Appajosyula

	Director	May 19, 2023
Kelly Anderson

*By:	/s/ Randy Milby
Randy Milby
Attorney-in-Fact

