Form 10-Q
period 2023-03-31
Hillstream BioPharma Inc.
filed 2023-05-22
CIK 1861657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of common shares outstanding as of May 17, 2023 was 16,814,144.

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

ITEM 1. FINANCIAL STATEMENTS

HILLSTREAM BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31,
	(Unaudited)	2022

ASSETS

Current assets
Cash and cash equivalents	$3,569,208	$6,510,534
Prepaid expenses and other current assets	1,071,058	178,094
Deferred offering costs	81,660	-

Total current assets	4,721,926	6,688,628

Total assets	$4,721,926	$6,688,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$718,990	$954,505
Accrued expenses	242,220	190,468
Insurance premium financing liability	559,917	-

Total current liabilities	1,521,127	1,144,973

Total liabilities	1,521,127	1,144,973

Commitments and contingencies (see Note 8)

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 11,604,970 shares issued and 11,514,144 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	1,160	1,160
Additional paid-in capital	21,342,324	20,996,892
Accumulated deficit	(18,072,720)	(15,384,432)
Treasury stock, at cost, 90,826 shares held in treasury as of March 31, 2023 and December 31, 2022	(69,965)	(69,965)

Total stockholders’ equity	3,200,799	5,543,655

Total liabilities and stockholders’ equity	$4,721,926	$6,688,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

Operating expenses
Research and development	$1,047,677	$307,829
General and administrative	1,666,721	1,043,331

Total operating expenses	2,714,398	1,351,160

Loss from operations	(2,714,398)	(1,351,160)

Other income (expense)
Interest expense	(6,138)	(1,591,244)
Interest income	32,248	-

Total other income (expense), net	26,110	(1,591,244)

Net loss	$(2,688,288)	$(2,942,404)

Net loss per share:
Basic and diluted	$(0.23)	$(0.28)

Weighted average number of common shares outstanding:
Basic and diluted	11,514,144	10,573,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

For the three months ended March 31, 2022:

Balance, December 31, 2021	6,357,314	$636	$2,225,712	$(6,911,250)	-	$-	$(4,684,902)

Net loss	-	-	-	(2,942,404)	-	-	(2,942,404)

Stock based compensation	-	-	19,381	-	-	-	19,381

Stock issuance pursuant to services agreement	31,746	3	99,997	-	-	-	100,000

Initial public offering, net of issuance costs of $2,054,918	3,750,000	375	12,944,707	-	-	-	12,945,082

Conversion of related-party convertible notes	1,225,384	122	4,901,415	-	-	-	4,901,537

Balance, March 31, 2022	11,364,444	$1,136	$20,191,212	$(9,853,654)	-	$-	$10,338,694

For the three months ended March 31, 2023:

Balance, December 31, 2022	11,604,970	$1,160	$20,996,892	$(15,384,432)	90,826	$(69,965)	$5,543,655

Net loss	-	-	-	(2,688,288)	-	-	(2,688,288)

Stock based compensation	-	-	345,432	-	-	-	345,432

Balance, March 31, 2023	11,604,970	$1,160	$21,342,324	$(18,072,720)	90,826	$(69,965)	$3,200,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(2,688,288)	$(2,942,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	1,569,003
Stock based compensation	345,432	19,381
Stock issuance pursuant to services agreement	-	100,000
Interest and original issuance discount on promissory notes	-	14,645
Increase in:
Prepaid expenses and other current assets	(892,964)	(898,619)
Increase (decrease) in:
Accounts payable	(280,622)	(498,220)
Accrued interest	-	7,237
Accrued expenses	51,752	(99,338)

Net cash used in operating activities	(3,464,690)	(2,728,315)

Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	-	13,645,643
Payment of deferred offering costs	(36,553)	(521,294)
Proceeds from insurance premium financing liability	716,775	917,472
Repayment of insurance premium financing liability	(156,858)	(181,363)
Proceeds from promissory notes	-	125,000
Repayments on promissory notes	-	(139,645)

Net cash provided by financing activities	523,364	13,845,813

Net increase (decrease) in cash and cash equivalents	(2,941,326)	11,117,498

Cash and cash equivalents, beginning of period	6,510,534	4,356

Cash and cash equivalents, end of period	$3,569,208	$11,121,854

Supplemental disclosure of non-cash financing activities:
Unpaid deferred offering costs	$45,107	$-
Conversion of related party convertible notes:
Related party convertible notes principal converted to common stock upon initial public offering	$-	$3,734,446
Related party convertible notes accrued interest converted to common stock upon initial public offering	$-	$186,858
Redemption liability converted to common stock upon initial public offering	$-	$980,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Description of Business and Liquidity

Nature of Operations

Hillstream BioPharma, Inc. (“HBI” or the “Company”) was incorporated on March 28, 2017, as a Delaware C-corporation. At March 31, 2023, Hillstream BioPharma, Inc. had one wholly-owned subsidiary: HB Pharma Corp. (“HB”).

HBI is a pre-clinical biotechnology company developing novel therapeutic candidates targeting ferroptosis, an emerging new anti-cancer mechanism resulting in iron mediated cell death (“IMCD”), and targeted immuno-oncology novel biologics, for the treatment drug resistant cancers. The Company’s most advanced product candidate, HSB-1216, is an IMCD inducer, targeting a variety of solid tumors. In a clinical pilot study conducted at the University of Heidelberg, Germany, the active drug in HSB-1216 was found to reduce tumor burden in treatment resistant cancers, including triple negative breast cancer and epithelial carcinomas. The Company utilizes Quatramer™, its proprietary tumor targeting platform, to enhance the uptake of HSB-1216 in the tumor microenvironment with an extended duration of action and minimal off-target toxicity. The Company’s goal is to submit an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) and initiate a clinical study with HSB-1216 in late 2023 or early 2024; however, no assurance can be provided that the Company’s IND will be accepted by the FDA in 2023 or early 2024, if at all. If the Company’s IND is accepted by the FDA, the Company’s HSB-1216 clinical studies will focus on expanding upon the clinical pilot study conducted in Germany. If the Company is able to initiate its clinical study with HSB-1216 in 2024, it anticipates that clinical data from such trial will be released in 2025. HSB-3215, the Company’s second product candidate, is an anti-HER2 monoclonal antibody candidate. The ErbB or HER family of cell surface proteins are some of the most well-known and validated oncology drug targets including ErbB2 or HER2 (human epidermal growth factor receptor) and Erb3 or HER3. The Applied Biomedical Science Institute has granted the Company an exclusive option to license technology from it to develop HER2 and HER3 antibodies, including multi-specific and Quatramer™-based therapeutics incorporating portions of the antibodies. The option terminates on September 30, 2023, unless extended by the parties. The Company intends to submit an IND to the FDA to gain approval to initiate clinical studies in 2025 for HSB-3215. HSB-1940, the Company’s third product candidate, is a Quatrabody, a proprietary immune-oncology (“IO”) biologic, in development targeting programed cell death protein 1 (“PD-1”). In November 2022, the Company entered into a research collaboration and product license agreement with Minotaur Therapeutics, Inc. (“Minotaur”) and a commercial license agreement with Taurus Biosciences, LLC (“Taurus”), for use of certain technology, including OmniAb antibodies, to advance Picobodies™ against novel, undruggable epitopes in high-value validated IO targets starting with PD-1.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2023, the Company incurred operating losses in the amount of approximately $2.7 million, expended approximately $3.5 million in cash used in operating activities, and had an accumulated deficit of approximately $18.1 million as of March 31, 2023. The Company financed its working capital requirements through March 31, 2023 primarily through the issuance of common stock in its initial public offering (“IPO”) on January 14, 2022. Net proceeds to the Company from the IPO were approximately $13.0 million. See Note 5 to the condensed consolidated financial statements for details regarding the IPO. Additionally, the Company closed a public offering of its common stock on May 2, 2023. Net proceeds to the Company from such offering were approximately $2.2 million. See Note 9 to the condensed consolidated financial statements for details regarding the Offering. The shares of the Company’s common stock began trading on The Nasdaq Capital Market on January 12, 2022 under the ticker symbol “HILS.”

Based on the Company’s limited operating history, recurring negative cash flows from operations, current plans and available resources, the Company will need substantial additional funding to support future operating activities. The Company has concluded that the prevailing conditions and ongoing liquidity risks faced raise substantial doubt about the Company’s ability to continue as a going concern for at least one year following the date these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company may seek to raise additional funding through the sale of additional equity or debt securities, enter into strategic partnerships, grants or other arrangements or a combination of the foregoing to support its future operations; however, there can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company, on a timely basis or at all. The failure to obtain sufficient additional funding could adversely affect the Company’s ability to achieve its business objectives and product development timelines and may result in the Company delaying or terminating clinical trial activities which could have a material adverse effect on the Company’s results of operations.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheet, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or any other future period. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations, and cash flows are presented in U.S. Dollars. These financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023. The Company operates in one segment.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: research and development expense recognition, valuation of common shares and stock options, allowances of deferred tax assets, valuation of debt related instruments, and cash flow assumptions regarding going concern considerations. Although management believes the estimates that have been used are reasonable, actual results could vary from the estimates that were used.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash equivalents are stated at cost and consist primarily of money market accounts.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses include personnel costs associated with research and development activities, including third party contractors to perform research, conduct clinical trials, and manufacture drug supplies and materials. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials, administrative costs incurred by third parties, and other indicators of the services completed. Approximately $61,000 of prepaid expenses at March 31, 2023 and December 31, 2022 relate to a manufacturing services agreement.

Stock Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees, and directors as an expense in the condensed consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each option grant to employees, non-employees and directors is estimated as of the date of grant using the Black-Scholes option-pricing model, net of actual forfeitures. The fair value is amortized as compensation cost on the straight-line basis over the requisite service period of the awards, which is generally the vesting period.

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

Treasury Stock

The Company’s board of directors authorized the repurchase of up to $1 million of shares of the Company’s common stock, from time to time, until December 31, 2022, in the open market or through privately-negotiated transactions, at such times and at such prices as the Company’s management may decide. Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired common stock is recorded as treasury stock.

Debt Discount and Derivative Instruments

The initial fair value of the redemption feature relating to the convertible debt instruments was treated as a debt discount and was amortized over the term of the related debt using the straight-line method, which approximates the interest method. Amortization of debt discount was recorded as a component of interest expense. If a loan is paid in full, any unamortized debt discounts will be removed from the related accounts and charged to operations. As the convertible debt was converted into common stock at the date of the IPO, the unamortized debt discount was charged to interest expense.

The Company accounts for derivative instruments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivative and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. The Company’s derivative financial instrument consisted of an embedded feature contained in the Company’s convertible debt that was bifurcated and accounted for separately. See Note 3 to the condensed consolidated financial statements for further details.

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

The carrying value of the Company’s cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of these condensed consolidated financial instruments. The redemption feature of the debt instruments is recorded at fair value. See Note 4 to the condensed consolidated financial statements for further details.

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

Deferred Offering Costs

Deferred offering costs prior to the IPO consisted of legal, accounting, printing, and filing fees that the Company capitalized which were offset against the proceeds from the IPO. Deferred offering costs at March 31, 2023 consist of professional services incurred for filing of the Company’s Registration Statement on Form S-3 using a “shelf” registration process for additional securities offerings which will be offset against the proceeds from public offering of shares of the Company’s common stock which closed on May 2, 2023. See Note 9 to the condensed consolidated financial statements.

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

Relating to the directors’ and officers’ insurance premium with an effective date of January 2023, the Company entered into an insurance premium financing agreement for $955,700, with a term of nine months and an annual interest rate of 5.25%. The Company made a down payment of $238,925 and was required to make monthly principal and interest payments of $81,394 over the term of the agreement, which comes due in October 2023. Related prepaid insurance at March 31, 2023 of $716,774 is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet.

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

The Company follows the guidance in FASB ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. At March 31, 2023 and December 31, 2022, the Company had no unrecognized uncertain income tax positions, and therefore no amounts have been recognized in the condensed consolidated financial statements.

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

Potentially dilutive securities not included in the computation of loss per share for the three months ended March 31, 2023 and 2022 included options to purchase 2,143,940 and 1,819,339 shares of common stock, respectively. Other potentially dilutive securities also not included in the computation of loss per share for the three months ended March 31, 2023 and 2022 included warrants to purchase 187,500 shares of the Company’s common stock.

Reclassifications

Certain items have been reclassified on the March 31, 2022 condensed consolidated statement of cash flows for comparison purposes with the December 31, 2022 consolidated statement of cash flows. Interest and the original issuance discount on promissory notes was added to the net cash used in operating activities and proceeds from promissory notes and repayments of promissory notes were added net cash provided by (used in) financing activities.

Recently Adopted Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements that were required to be adopted and believes that none of them will have a material effect on the Company’s financial position, results of operations, or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

Debt with Conversion and Other Options and Derivatives and Hedging

The FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), to reduce complexity in applying U.S. GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in FASB ASC Subtopic 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in FASB ASC Subtopic 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in FASB ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities that meet the definition of an SEC filer, excluding smaller reporting companies (as defined by the SEC) for fiscal years beginning after December 15, 2021. For all other entities, including the Company, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

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

Certain embedded features contained in the Notes in the aggregate were embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value for all Notes of approximately $2.4 million. Amortization of debt discount for the Notes recorded as interest expense was approximately $1.6 million for the three months ended March 31, 2022. This amount contains amortization charged to interest expense of approximately $34,000 up to the date of the IPO and the full amount of the unamortized debt discount of approximately $1.5 million charged to interest expense on the date of the IPO.

Accrued interest expense associated with the Notes at the date of the IPO was approximately $187,000 and was converted into common stock as the IPO qualified as a Next Equity Financing. Total interest expense, including accrued interest and amortization of the debt discount, amounted to approximately $1.6 million for the three months ended March 31, 2022.

Note 4 – Redemption Liability

The fair value of the redemption liability is calculated under Level 3 of the fair value hierarchy, determined based upon a probability-weighted expected returns method (“PWERM”). This PWERM was determined to be the most appropriate method of estimating the value of possible redemption or conversion outcomes over time, since the Company had not entered into a priced equity round through December 31, 2021. The significant assumptions utilized in these calculations are the possible exit scenarios (either a conversion of the principal and accrued interest of the Notes in the event of a Next Equity Financing (see Note 3 to the condensed consolidated financial statements), a repayment of the Notes and accrued interest in the event of a corporate transaction (as defined in the Notes) or a repayment of the Notes and accrued interest at maturity), the pre-money valuation of the Company’s common stock, the probabilities of such exit events occurring, and discounts/premiums available to the Holders at such measurement dates. The calculation of the redemption liability prior to the IPO was based upon the actual incremental value derived by the Holders at the IPO date. The balance of approximately $980,000 as of the date of the IPO was converted into common stock in connection with the related-party convertible debt to which it related.

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

On January 14, 2022, the Company closed the IPO pursuant to which it issued 3,750,000 shares of its common stock at a public offering price of $4.00 per share. The gross proceeds to the Company from the IPO were $15.0 million, prior to deducting underwriting discounts of approximately $1.1 million and commissions and other offering expenses of approximately $1.0 million. Other offering expenses include deferred offering costs of approximately $547,000 that were capitalized and additional costs incurred prior to the date of the IPO. The net proceeds to the Company from the IPO were approximately $13.0 million. The Company granted the underwriters a 45-day option to purchase up to an additional 562,500 shares of common stock at the public offering price less discounts and commissions, to cover over-allotments; however, this option expired unexercised. Additionally, and as a result of the completion of the IPO, all of the Company’s convertible debt and accrued interest was converted into an aggregate of 1,225,384 shares of the Company’s common stock pursuant to the terms of the Notes. Outstanding principal of approximately $3.7 million, accrued interest of approximately $187,000, and a redemption liability of approximately $980,000 were converted to common stock as the IPO qualified as a Next Equity Financing. In addition, the Company issued warrants in connection with the IPO. See Note 6 to the condensed consolidated financial statements for a discussion of the warrants issued.

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

On March 17, 2023, the Company filed a Registration Statement on Form S-3 with the SEC using a “shelf” registration process pursuant to which it may sell, from time to time in one or more offerings, shares of common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or as units comprised of a combination of one or more of the other securities in one or more offerings up to a total dollar amount of $75 million. Also see Note 9 to the condensed consolidated financial statements for discussion of the April 27, 2023 underwriting agreement.

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

The Company has granted options to acquire 92,801 shares of common stock at $13.20 per share under the 2017 Stock Incentive Plan, and 1,895 shares remain available for issuance. At both March 31, 2023 and December 31, 2022, there were options outstanding to acquire 92,801 shares of common stock. As of both March 31, 2023 and December 31, 2022, all such options were fully vested, and the weighted average remaining contractual life for such options was approximately 4.9 and 5.2 years, respectively.

In July 2019, the Company authorized a new plan (the “2019 Stock Incentive Plan”). The Company initially reserved 284,090 shares of its common stock for issuance pursuant to the 2019 Stock Incentive Plan in the form of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. On August 30, 2019, the Company approved an increase in the number of shares authorized for issuance under the 2019 Stock Incentive Plan by 2,575,757 shares. In January 2021, the Company approved an increase in the number of shares reserved for issuance under the 2019 Stock Incentive Plan by 574,494 shares. On May 31, 2021, the Company approved an increase in the number of shares reserved for issuance under the 2019 Stock Incentive Plan by 467,171 shares. At both March 31, 2023 and December 31, 2022, a total of 3,901,512 shares were authorized for issuance under the 2019 Stock Incentive Plan.

The Company has granted options to acquire 3,901,512 and 3,386,385 shares of common stock under the 2019 Stock Incentive Plan, and 0 and 515,127 shares of common stock remain available for issuance under the 2019 Stock Incentive Plan at March 31, 2023 and December 31, 2022, respectively. There are stock options outstanding to acquire 2,051,139 and 1,536,012 shares of common stock with weighted average exercise prices of $2.95 and $3.80 and weighted average contractual terms of 8.6 years and 8.4 years at March 31, 2023 and December 31, 2022, respectively.

The following table summarizes stock-based activities under the 2017 Stock Incentive Plan and 2019 Stock Incentive Plans:

		Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Contractual
	Options	Price	Terms

Outstanding at December 31, 2022	1,628,813	$4.34	8.2 years
Granted	515,127	$0.39
Outstanding at March 31, 2023	2,143,940	$3.39	8.4 years

Exercisable options at March 31, 2023	1,591,858	$3.19	8.3 years

Vested and expected to vest at March 31, 2023	2,143,940	$3.39	8.4 years

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

Stock options granted during the three months ended March 31, 2023 and 2022 were valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	2023	2022

Expected volatility	95.1%	111.3%
Risk-free interest rate	3.99%	2.33%
Expected dividend yield	0%	0%
Expected life of options in years	5.0	5.5 – 7.0
Estimated fair value of options granted	$0.29	$1.33

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2023 and 2022 was approximately $0.29 and $1.05, respectively. The weighted average fair value of stock options vested during the three months ended March 31, 2023 and 2022 was approximately $0.57 and $0.08, respectively.

Included in the above table are stock options granted in 2019 to purchase 231,058 shares of the Company’s common stock at an exercise price of $0.08 per share, which vested upon a specified performance condition. These stock options vested at the date of the Company’s IPO, which was the specified performance condition.

Total stock based compensation expense included in the accompanying condensed consolidated statements of operations was as follows:

	For the three months ended March 31,
	2023	2022
Research and development	$161,509	$11,595
General and administrative	183,923	7,786
Total stock based compensation	$345,432	$19,381

At March 31, 2023, the total unrecognized compensation expense related to non-vested options was approximately $1.7 million and is expected to be recognized over the remaining weighted average service period of approximately 2.7 years.

Warrants

In connection with the IPO, the Company issued warrants to purchase such number of shares of the Company’s common stock equal to 5% of the total shares of common stock issued in the IPO. The warrants are exercisable at $5.00 per share, were not exercisable within the first six months after issuance, and may, under certain circumstances, be exercised on a cashless basis. The exercise price of the warrants is subject to standard antidilutive provision adjustments for stock splits, stock combinations, or similar events affecting the Company’s common stock. The Company has determined that these warrants should be classified as equity instruments since they do not require the Company to repurchase the underlying common stock and do not require the Company to issue a variable amount of common stock. In addition, these warrants are indexed to common stock and do not have any unusual antidilution rights. Terms of the warrants outstanding at March 31, 2023 are as follows:

	Initial		Exercise	Warrants	Warrants	Warrants
Issuance Date	Exercise Date	Expiration Date	Price	Issued	Exercised	Outstanding

January 14, 2022	July 10, 2022	January 11, 2027	$5.00	187,500	-	187,500

Also see Note 9 to the condensed consolidated financial statements for discussion of the issuance of additional warrants in conjunction with the April 27, 2023 underwriting agreement.

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

On January 4, 2022 and January 6, 2022, the Company issued unsecured promissory notes in the aggregate principal amount of approximately $139,000 (including an original issuance discount of an aggregate of approximately $14,000) to three related-party investors. The notes were to accrue interest at a rate of 12% per annum and matured upon the earlier of (i) June 30, 2022, and (ii) the closing of a subsequent equity financing. “Subsequent equity financing” means the next sale (or series of related sales) by the Company of its equity securities following the date of the notes pursuant to which the Company receives gross proceeds of not less than $5.0 million. The notes were repaid in full on January 21, 2022 following the Company’s IPO on January 14, 2022 as the IPO was considered a subsequent Equity Financing.

Note 8 – Commitments and Contingencies

Small Molecule Analogues

On December 30, 2019, the Company acquired a series of small molecule analogues pursuant to an Asset Purchase Agreement (“APA”). Pursuant to the APA, the Company is required to make a payment of $50,000 upon raising of at least $2.0 million in funding, and up to approximately $1.75 million based upon successfully meeting clinical and sales milestones. As of March 31, 2023 and December 31, 2022, such fund-raising requirement was not met and no payments were made pursuant to the APA. The Company included, in accounts payable at both March 31, 2023 and December 31, 2022, the $50,000 required initial payment. Milestone based payments, if any, will be expensed as incurred.

Research Collaboration and Product License Agreement with Minotaur Therapeutics, Inc. (“Minotaur”) and Commercial License Agreement with Taurus Biosciences, LLC (“Taurus”)

The Company has entered into a research collaboration and product license agreement with Minotaur (the “Minotaur Agreement”) and a commercial license agreement with Taurus (the “Taurus Agreement”) to advance Picobodies against novel, unreachable and undruggable epitopes in high-value validated targets starting with PD-1. The Minotaur Agreement and Taurus Agreement are for the development of proprietary targeted biologics, Knob Quatrabodies™ (HSB-1940), against PD-1. The technologies of Hillstream and Minotaur will be combined under the license from Taurus to discover, develop and advance biotherapeutics against high-value validated IO targets. Picobodies are bovine-derived antibody “knob” domains comprised of cysteine-rich ultralong complementary determining region H3 sequences of 30-40 amino acids weighing ~3-4KDa, which have the potential to access challenging epitopes better than full size antibodies can. By combining Quatramers with their long half-life coated with a PD-1 Picobody™ to create HSB-1940, the Company believes it could more efficiently target novel epitopes with greater binding affinity than approved anti-PD-1 antibodies. The Company further believes that the development of HSB-1940 is a step toward enabling Hillstream to enter the rapidly growing IO market with additional targets thereafter.

The Minotaur Agreement included an up-front payment of $150,000, which was paid in January 2023. In addition, the Company shall fund the discovery and characterization study performed by Minotaur as set forth in the Minotaur Agreement. Pursuant to the Minotaur Agreement, the Company shall pay Minotaur a milestone payment of $1,000,000 for each first Product (as defined in the Minotaur Agreement) directed against a target and first regulatory approval in the U.S. In addition, the Company shall pay a low single digit royalty on net sales until the later of (i) ten years after the First Commercial Sale (as defined in the Minotaur Agreement) of such Product in such country and (ii) the expiration of the last-to-expire Valid Claim (as defined in the Minotaur Agreement) of a Collaboration Patent (as defined in the Minotaur Agreement) or MINT Patent (as defined in the Minotaur Agreement) covering the manufacture, use, or sale of such Product. The Taurus Agreement contains single digit payments on net product sales and certain development milestone payments tied to the advancement through clinical trials and final regulatory approval.

Employment Agreement

In January 2019, the Company entered into a three-year employment agreement with its CEO which provided a specified base salary and bonus. The employment agreement also provided the CEO with certain benefits while employed and if employment ceases. The Company accrued $200,000 in 2019 related to the CEO’s base salary as per the employment agreement, which was paid in full on April 1, 2022. No bonus was approved by the board of directors of the Company for any period through March 31, 2023.

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

Effective January 1, 2021, the Company amended the employment agreement with its CEO to provide a revised base salary pre-funding (as defined in the employment agreement). In lieu of cash base salary, the CEO was to be compensated with stock options to purchase 18,939 shares of the Company’s common stock per month at an exercise price of $7.82 per share effective January 1, 2021 until funding met or exceeded $5.0 million, after which time, cash compensation, pursuant to his employment agreement, would be paid. The amended employment agreement also provided for a future base salary for the CEO after the Company received funding greater than $5.0 million or completed an initial public offering or similar transaction as set forth in the employment agreement. In addition, if the CEO acted as the “finder” of an investor who purchased more than $5.0 million of the Company’s equity, he would receive a grant of stock options to acquire 757,575 shares of common stock of the Company at an exercise price equal to the most recent fair value of the Company’s common stock at the time of grant.

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

On January 1, 2023, in lieu of half of his 2023 salary, the CEO was issued options to purchase up to 515,127 shares of the Company’s common stock at an exercise price of $0.39 per share, which options vested immediately on the date of grant.

Note 9 – Subsequent Events

Except as follows, there were no material subsequent events that required recognition or additional disclosure in these condensed consolidated financial statements.

Underwriting Agreement

In connection with the Company’s filing of a Registration Statement on Form S-3 with the SEC using a “shelf” registration process as disclosed in Note 5 to the condensed consolidated financial statements, on April 27, 2023 (the “Effective Date”), the Company entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity LLC (“ThinkEquity”), as representative of several underwriters (the “Underwriters”), relating to the public offering (the “Offering”) of 5,300,000 shares (the “Shares”) of the Company’s common stock at a price to the public of $0.50 per Share (the “Offering Price”). Pursuant to the terms of the Underwriting Agreement, the Company has also granted the Underwriters a 45-day option to purchase up to an additional 795,000 shares of common stock (the “Option Shares” and together with the Shares, the “Securities”) to cover over-allotments, if any, at the Offering Price less the underwriting discounts and commissions. The net proceeds to the Company from the sale of the Shares, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $2.2 million assuming no exercise by the Underwriters of their over-allotment option for the Option Shares, or approximately $2.6 million if the Underwriters exercise their over-allotment option for the Option Shares in full.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” “Hillstream,” or “Hillstream BioPharma” refer to Hillstream BioPharma, Inc., individually, or as the context requires, collectively with its subsidiaries.

Overview

Hillstream BioPharma is a pre-clinical biotechnology company developing novel therapeutic candidates targeting ferroptosis, an emerging new anti-cancer mechanism resulting in iron mediated cell death (“IMCD”), and targeted immuno-oncology (“IO”) novel biologics, for the treatment drug resistant cancers. Our most advanced product candidate, HSB-1216, is an IMCD inducer, targeting a variety of solid tumors. In a clinical pilot study conducted at the University of Heidelberg, Germany, the active drug in HSB-1216 was found to reduce tumor burden in treatment resistant cancers, including triple negative breast cancer (“TNBC”) and epithelial carcinomas. We utilize Quatramer™, our proprietary tumor targeting platform, to enhance the uptake of HSB-1216 in the  tumor microenvironment (“TME”) with an extended duration of action and minimal off-target toxicity. Our goal is to submit an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) and initiate a clinical study with HSB-1216 in late 2023 or early 2024; however, no assurance can be provided that our IND will be accepted by the FDA in 2023 or early 2024, if at all. If our IND is accepted by the FDA, our HSB-1216 clinical studies will focus on expanding upon the clinical pilot study conducted in Germany. If we are able to initiate our clinical study with HSB-1216 in 2024, we anticipate that clinical data from such trial will be released in 2025.

The discovery of regulated cell death processes, such as apoptosis and autophagy, has enabled novel target discovery for drug development. Ferroptosis, a form of IMCD, is an emerging regulated cell death process which decreases intracellular iron or the Labile Iron Pool (“LIP”), a known factor required for cell growth. Cancer cells promote increase in the LIP leading to unregulated cell growth and metabolism. Decreasing the LIP, induces iron-led reactive-oxygen species (“ROS”) production and lipid peroxidation, two key hallmarks of ferroptosis/IMCD, which lead to regulated cell death. HSB-1216 sequesters iron in the cytoplasm of cancer cells and decreases the LIP, thereby inducing ferroptosis/IMCD, leading to regulated cell death. Areas of interest for the development of HSB-1216 are as a treatment of solid tumors, including small cell lung cancer, TNBC, uveal melanoma, glioblastoma multiforme, head and neck squamous cell carcinoma and other drug resistant cancers with high unmet need.

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

The Quatrabody™ provides an entry into development of next generation IO biologics including, bispecific and trispecific antibodies, antibody-drug conjugates (“ADCs”), CAR-T, CAR-NKs among others. Quatrabodies capitalize on the long half-life of tumor targeting Quatramers combined with Picobodies™, bovine-derived antibody “knob” domains which have potential to access and bind more tightly to “undruggable” epitopes better than full sized antibodies. HSB-1940 is a combination of PD-1 targeting Picobodies bound to the surface of Quatramers. Quatrabodies have the potential for delivering an increased drug payload to the tumor with a longer half-life while targeting novel “undruggable” epitopes of well-established and validated IO targets such as programed cell death protein 1 (“PD-1”).

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

The tunability of our technology allows us to efficiently expand our pipeline of Quatramer, both on our own and in collaboration with others, through various combinations of targeted DNA encoded for anti-tumor cytokines and therapeutic payloads, which enables us to move into other areas of oncology, including IO whereby we could potentially increase the effectiveness of immune checkpoint inhibitors.

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

Minotaur Research and Collaboration Agreement and Taurus License Agreement

On November 21, 2022, we entered into a research collaboration and product license agreement with Minotaur Therapeutics, Inc. (“Minotaur”) and a commercial license agreement with Taurus Biosciences, LLC (“Taurus”) for use of certain technology, including OmniAb antibodies, to advance Picobodies against novel, unreachable and undruggable epitopes in high-value validated targets starting with PD-1. The research and collaboration agreement and product license agreement is for the development of proprietary targeted biologics, Knob Quatrabodies™ (HSB-1940), against PD-1.

Our technology along with Minotaur’s technology will be combined under the license from Taurus to discover, develop and advance biotherapeutics against high-value validated IO targets. Picobodies are bovine-derived antibody “knob” domains comprised of cysteine-rich ultralong CDR H3 sequences of 30-40 amino acids weighing ~3-4KDa, which have the potential to access challenging epitopes better than full size antibodies can.

By combining Quatramers with their long half-life coated with a PD-1 Picobody™ to create HSB-1940, we believe we can more efficiently target novel epitopes with greater binding affinity than approved anti-PD-1 antibodies. We further believe that the development of HSB-1940 is a step toward enabling us to enter the rapidly growing IO market with additional targets thereafter.

Applied Biomedical Research Institute Option Agreement

Applied Biomedical Science Institute (“ABSI”) has developed technology to target unique functional epitopes of the cancer targets HER2 and HER3. Monoclonal antibodies being developed at ABSI are unique from the currently approved anti-HER2 antibodies. ABSI has granted us an exclusive option to license technology to develop HER2 and HER3 antibodies, including multi-specific and Quatramer-based therapeutics incorporating portions of the antibodies. These antibodies could be incorporated into proprietary multi-format biologics (bi- and tri-specific antibodies, ADCs, CAR-T and CAR-NKs, in Quatramers and Quatrabodies) against drug resistant cancers including HER2-positive metastatic breast cancer, gastric cancer, lung cancer and ovarian cancer. The ABSI option terminates on September 30, 2023, unless extended by the parties.

Recent Developments

On May 2, 2023, we closed a public offering (the “Offering”) of our securities pursuant to which we issued an aggregate of 5,300,000 shares of our common stock at a purchase price of $0.50 per share (the “Offering Price”) for net proceeds of approximately $2.2 million. We have granted the underwriters a 45-day option to purchase up to an additional 795,000 shares of our common stock to cover over-allotments, if any, at the Offering Price less the underwriting discounts and commissions.

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

Components of Results of Operations

Revenue

We did not recognize revenues for the three months ended March 31, 2023 and 2022.

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

Interest Income

Interest income consists of interest income from funds held in our cash and cash equivalent accounts.

Deferred Offering Costs

Deferred offering costs prior to our initial public offering (“IPO”) consisted of legal, accounting, printing, and filing fees that we capitalized which were offset against the proceeds from the IPO. Deferred offering costs at March 31, 2023 consisted of professional services incurred for filing a Registration Statement on Form S-3 using a “shelf” registration process for additional securities offerings which will be offset against the proceeds from Offering. See Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023	2022	Change

Condensed Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$1,047,677	$307,829	$739,848
General and administrative	1,666,721	1,043,331	623,390
Total operating expenses	2,714,398	1,351,160	1,363,238
Other expense:
Interest expense	(6,138)	(1,591,244)	1,585,106
Interest income	32,248	-	32,248
Total other income (expense)	26,110	(1,591,244)	1,617,354
Net loss	$(2,688,288)	$(2,942,404)	$254,116

Research and Development Expenses

Research and development expenses increased by $739,848, or 240.3%, to $1,047,677 for the three months ended March 31, 2023 from $307,829 for the three months ended March 31, 2022. The increase was primarily the result of an increase in expenses for pre-clinical activities of $510,485; stock based compensation expense of $149,914 related to research and development team members; and consulting expenses of $79,449.

General and Administrative Expenses

General and administrative expenses increased by $623,390, or 59.7%, to $1,666,721 for the three months ended March 31, 2023 from $1,043,331 for the three months ended March 31, 2022. The increase in general and administrative expenses was primarily due to an increase of $494,846 in investor relations expenses; $176,137 in stock-based compensation expense; $76,251 in legal expenses; $25,875 in remuneration paid to our directors; and $14,626 in various other expenses. These increases were offset by a decrease of $72,526 in insurance expense; $48,287 in payroll expenses; and $43,532 in filing fees.

Interest Expense

Interest expense decreased by $1,585,106, or 100.0%, to $6,138 for the three months ended March 31, 2023 from $1,591,244 for the three months ended March 31, 2022. The decrease in interest expense was primarily related to the unamortized debt discount charged to interest expense on the date of the closing of our IPO. See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest Income

Interest income increased by $32,248, or 100.0%, to $32,248 for the three months ended March 31, 2023 from $0 for the three months ended March 31, 2022. The increase in interest income was primarily from the funds held in our cash and cash equivalent accounts.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2023, we incurred operating losses in the amount of approximately $2.7 million, expended approximately $2.9 million in cash in operating activities, and had an accumulated deficit of approximately $18.1 million as of March 31, 2023. We financed our working capital requirements through March 31, 2023 primarily through the issuance of common stock in our IPO which closed on January 14, 2022. Net proceeds to us from the IPO were approximately $13.0 million. See Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding the IPO. In addition, we closed the Offering of shares of our common stock on May 2, 2023. Net proceeds to us from the Offering were approximately $2.2 million. See Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding the Offering.

Based on our limited operating history, recurring negative cash flows from operations, current plans and available resources, we will need substantial additional funding to support future operating activities. We have concluded that the prevailing conditions and ongoing liquidity risks faced by us raise substantial doubt about our ability to continue as a going concern for at least one year following the date the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We may seek to raise additional funding through the sale of additional equity or debt securities, enter into strategic partnerships, grants or other arrangements or a combination of the foregoing to support its future operations; however, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us, on a timely basis or at all. The failure to obtain sufficient additional funding could adversely affect our ability to achieve our business objectives and product development timelines and may result in the delaying or terminating clinical trial activities which could have a material adverse effect on our results of operations.

On May 2, 2023, we closed the Offering of shares of our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for additional information.

Cash Flow Activities for the Three Months Ended March 31, 2023 and 2022

The following table sets forth a summary of our cash flows for the periods presented.

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(3,464,690)	$(2,728,315)
Net cash provided by financing activities	523,364	13,845,813
Net increase (decrease) in cash and cash equivalents	$(2,941,326)	$11,117,498

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2023 was $3,464,690 which consisted of net loss of $2,688,288, partially offset by $345,432 in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities and $1,121,834 in net decrease in operating accounts. The non-cash charges consist of stock based compensation of $345,432. The net decrease in operating accounts was primarily due to a decrease of $280,622 in accounts payable, an increase of $892,964 in prepaid expenses and other current assets offset by an increase of $51,752 in accrued expenses.

Cash used in operating activities for the three months ended March 31, 2022 was $2,728,315 which consisted of net loss of $2,942,404, partially offset by $1,703,029 in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities and $1,488,940 in net decrease in operating accounts. The non-cash charges consist of amortization of debt discount of $1,569,003, stock issuance pursuant to services agreement of $100,000, stock based compensation of $19,381 and interest and original issuance discount on promissory notes of $14,645. The net decrease in operating accounts was primarily due to a decrease of $498,220 in accounts payable, a decrease in accrued expenses of $99,338, an increase of $898,619 in prepaid expenses and other current assets, offset by an increase of $7,237 in accrued interest.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 was $523,364. The net increase in financing activities was due to proceeds from insurance premium financing liability of $716,775, offset by repayments of insurance premium financing liability of $156,858 and $36,553 of deferred offering costs with respect to the filing of a Registration Statement on Form S-3 using a “shelf” registration process for additional securities offerings.

Cash provided by financing activities for the three months ended March 31, 2022 was $13,845,813. The net increase in financing activities was due to net cash proceeds of $13,645,643 from the issuance of our common stock in connection with our IPO, $125,000 from issuance of promissory notes, $917,472 in proceeds received from   insurance premium financing liability, offset by deferred offering costs of $521,294, $181,363 in repayments of insurance premium financing liability, and $139,645 repayments on promissory notes.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash equivalents are stated at cost and consist primarily of money market accounts.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) complying with the requirement adopted by the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on financial statements. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective. The material weaknesses that have been identified relate to (i) the design and implementation of appropriate segregation of duties to separate the roles of authorizing, initiating, and recording transactions or reviewing transactions for the completeness and accuracy of contracts with financial reporting implications and (ii) the Company lacking sufficient appropriate accounting and reporting knowledge to effectively perform review controls surrounding technical accounting matters. Effective internal control contemplates an appropriate level of review to ensure timely preparation and completeness and accuracy of the financial statements and disclosures.

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

Changes in Internal Control

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 16, 2023 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLSTREAM BIOPHARMA, INC.

Date: May 19, 2023	By:	/s/ Randy Milby
Randy Milby
Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2023	By:	/s/ Thomas Hess
Thomas Hess
Chief Financial Officer
(Principal Financial and Accounting Officer)

-13-