Form 10-Q
period 2023-06-30
Hillstream BioPharma Inc.
filed 2023-08-11
CIK 1861657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of common shares outstanding as of August 10, 2023 was 17,532,637.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operation;

●	the success, cost and timing of our clinical trials;

●	our dependence on third parties in the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our product candidates;

●	the impact of a health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	the potential that results of pre-clinical and clinical trials indicate our current product candidates or any future product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing therapies and products that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product candidates;

●	market acceptance of our product candidates, the size and growth of the potential markets for our current product candidates and any future product candidates we may seek to develop, and our ability to serve those markets; and

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

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

ITEM 1. FINANCIAL STATEMENTS

HILLSTREAM BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets
Cash	$3,904,033	$6,510,534
Prepaid expenses and other current assets	695,375	178,094

Total current assets	4,599,408	6,688,628

Total assets	$4,599,408	$6,688,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,140,415	$954,505
Accrued expenses	67,869	190,468
Insurance premium financing liability	322,046	-

Total current liabilities	1,530,330	1,144,973

Total liabilities	1,530,330	1,144,973

Commitments and contingencies (see Note 8)

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 16,904,970 and 11,604,970 shares issued and 16,814,144 and 11,514,144 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	1,690	1,160
Additional paid-in capital	23,546,987	20,996,892
Accumulated deficit	(20,409,634)	(15,384,432)
Treasury stock, at cost, 90,826 shares held in treasury as of June 30, 2023 and December 31, 2022	(69,965)	(69,965)

Total stockholders’ equity	3,069,078	5,543,655

Total liabilities and stockholders’ equity	$4,599,408	$6,688,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Operating expenses
Research and development	$1,031,056	$455,546	$2,078,733	$763,375
General and administrative	1,333,540	1,181,308	3,000,261	2,224,639

Total operating expenses	2,364,596	1,636,854	5,078,994	2,988,014

Loss from operations	(2,364,596)	(1,636,854)	(5,078,994)	(2,988,014)

Other income (expense)
Interest expense	(6,517)	-	(12,655)	(1,591,244)
Interest income	34,199	-	66,447	-

Total other income (expense), net	27,682	-	53,792	(1,591,244)

Net loss	$(2,336,914)	$(1,636,854)	$(5,025,202)	$(4,579,258)

Net loss per share:
Basic and diluted	$(0.16)	$(0.14)	$(0.38)	$(0.41)

Weighted average number of common shares outstanding:
Basic and diluted	14,950,408	11,572,758	13,241,768	11,103,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

For the three months ended June 30, 2022:

Balance, March 31, 2022	11,364,444	$1,136	$20,191,212	$(9,853,654)	-	$-	$10,338,694

Net loss	-	-	-	(1,636,854)	-	-	(1,636,854)

Exercise of stock options	240,526	24	24,365	-	-	-	24,389

Stock based compensation	-	-	338,551	-	-	-	338,551

Purchase of treasury stock at cost	-	-	-	-	30,000	(24,703)	(24,703)

Balance, June 30, 2022	11,604,970	$1,160	$20,554,128	$(11,490,508)	30,000	$(24,703)	$9,040,077

For the six months ended June 30, 2022:

Balance, December 31, 2021	6,357,314	$636	$2,225,712	$(6,911,250)	-	$-	$(4,684,902)

Net loss	-	-	-	(4,579,258)	-	-	(4,579,258)

Exercise of stock options	240,526	24	24,365	-	-	-	24,389

Stock based compensation	-	-	357,932	-	-	-	357,932

Stock issuance pursuant to services agreement	31,746	3	99,997	-	-	-	100,000

Initial public offering, net of issuance costs of $2,054,918	3,750,000	375	12,944,707	-	-	-	12,945,082

Conversion of related-party convertible notes	1,225,384	122	4,901,415	-	-	-	4,901,537

Purchase of treasury stock at cost	-	-	-	-	30,000	(24,703)	(24,703)

Balance, June 30, 2022	11,604,970	$1,160	$20,554,128	$(11,490,508)	30,000	$(24,703)	$9,040,077

For the three months ended June 30, 2023:

Balance, March 31, 2023	11,604,970	$1,160	$21,342,324	$(18,072,720)	90,826	$(69,965)	$3,200,799

Public offering, net of issuance costs of $602,834	5,300,000	530	2,046,636	-	-	-	2,047,166

Net loss	-	-	-	(2,336,914)	-	-	(2,336,914)

Stock based compensation	-	-	158,027	-	-	-	158,027

Balance, June 30, 2023	16,904,970	$1,690	$23,546,987	$(20,409,634)	90,826	$(69,965)	$3,069,078

For the six months ended June 30, 2023:

Balance, December 31, 2022	11,604,970	$1,160	$20,996,892	$(15,384,432)	90,826	$(69,965)	$5,543,655

Public offering, net of issuance costs of $602,834	5,300,000	530	2,046,636	-	-	-	2,047,166

Net loss	-	-	-	(5,025,202)	-	-	(5,025,202)

Stock based compensation	-	-	503,459	-	-	-	503,459

Balance, June 30, 2023	16,904,970	$1,690	$23,546,987	$(20,409,634)	90,826	$(69,965)	$3,069,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(5,025,202)	$(4,579,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	1,569,003
Stock based compensation	503,459	357,932
Stock issuance pursuant to services agreement	-	100,000
Interest and original issuance discount on promissory notes	-	14,645
Increase in:
Prepaid expenses and other current assets	(517,281)	(717,476)
Increase (decrease) in:
Accounts payable	185,910	(536,146)
Accrued interest	-	7,237
Due to founder	-	(200,000)
Accrued expenses	(122,599)	(132,279)

Net cash used in operating activities	(4,975,713)	(4,116,342)

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Exercise of stock options	-	24,389
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	-	13,645,643
Proceeds from issuance of common stock upon public offering, net of underwriting discounts and issuance costs	2,650,000	-
Payment of deferred offering costs	(602,834)	(521,294)
Proceeds from insurance premium financing liability	716,775	917,472
Repayment of insurance premium financing liability	(394,729)	(455,395)
Proceeds from promissory notes	-	125,000
Repayments on promissory notes	-	(139,645)

Net cash provided by financing activities	2,369,212	13,596,170

Net increase (decrease) in cash	(2,606,501)	9,479,828

Cash, beginning of period	6,510,534	4,356

Cash, end of period	$3,904,033	$9,484,184

Supplemental disclosure of non-cash financing activities:
Conversion of related party convertible notes:
Related party convertible notes principal converted to common stock upon initial public offering	$-	$3,734,446
Related party convertible notes accrued interest converted to common stock upon initial public offering	$-	$186,858
Redemption liability converted to common stock upon initial public offering	$-	$980,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

HILLSTREAM BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Description of Business and Liquidity

Nature of Operations

Hillstream BioPharma, Inc. (“HBI” or the “Company”) was incorporated on March 28, 2017, as a Delaware C-corporation. At June 30, 2023, Hillstream BioPharma, Inc. had one wholly-owned subsidiary: HB Pharma Corp. (“HB”).

HBI is a pre-clinical biotechnology company developing novel therapeutic candidates targeting validated high value immuno-oncology (“IO”) targets including HER2, HER3 and PD-1. The Company is developing antibodies including bispecific antibodies, antibody drug conjugates (“ADCs”) and small molecular weight bovine-derived Picobodies™ or antibody “knob” domains which have the potential to target and bind more tightly to “undruggable” epitopes better than full sized antibodies. The Company is advancing HSB-3215, a bispecific against both HER2 and HER3 antibody which targets a novel “bridging epitope” encompassing multiple domains of the HER2 extracellular domain (“ECD”) as well as ligand-dependent and independent blocking of the ECD of HER3 into investigational new drug application -enabling studies in 2024. In addition, the Company anticipates that HSB-0059, a HER2/HER3 bispecific ADC, and HSB-1940, a PD-1 Picobody, will progress to enter IND-enabling studies in 2024.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2023, the Company incurred operating losses in the amount of approximately $5.1 million, expended approximately $5.0 million in operating activities, and had an accumulated deficit of approximately $20.4 million as of June 30, 2023. The Company financed its working capital requirements through June 30, 2023 primarily through the issuance of common stock in its initial public offering (“IPO”) on January 14, 2022. Net proceeds to the Company from the IPO were approximately $13.0 million. See Note 5 to the condensed consolidated financial statements for details regarding the IPO. Additionally, the Company closed a public offering of its common stock on May 2, 2023. Net proceeds to the Company from the offering were approximately $2.1 million. See Note 5 to the condensed consolidated financial statements for details regarding the offering. The shares of the Company’s common stock began trading on The Nasdaq Capital Market on January 12, 2022 under the ticker symbol “HILS.”

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

The Company may seek to raise additional funding through the sale of additional equity or debt securities, enter into strategic partnerships, grants, or other arrangements or a combination of the foregoing to support its future operations; however, there can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company, on a timely basis or at all. The failure to obtain sufficient additional funding could adversely affect the Company’s ability to achieve its business objectives and product development timelines and may result in the Company delaying or terminating clinical trial activities which could have a material adverse effect on the Company’s results of operations.

Other Risks and Uncertainties

There can be no assurance that the Company’s products, if approved, will be accepted in the marketplace, nor can there be any assurance that any future products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed, if at all. The Company is subject to risks common to biopharmaceutical companies including, but not limited to, the development of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, uncertainty of market acceptance of products and the need to obtain additional financing. The Company is dependent on third party suppliers. The Company’s products require approval or clearance from the United States Food and Drug Administration prior to commencing commercial sales in the United States. Approvals or clearances are also required in foreign jurisdictions in which the Company may license or sell its products. There can be no assurance that the Company’s products will receive all of the required approvals or clearances.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheet, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or any other future period. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations, and cash flows are presented in U.S. Dollars. These financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Amended Annual Report on Form 10-K/A filed with the SEC on May 22, 2023. The Company operates in one segment.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, if any, are stated at cost and consist primarily of money market accounts.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses include personnel costs associated with research and development activities, including third party contractors to perform research, conduct clinical trials, and manufacture drug supplies and materials. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials, administrative costs incurred by third parties, and other indicators of the services completed. Approximately $61,000 of prepaid expenses at December 31, 2022 relate to a manufacturing services agreement.

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

Common Stock Valuations

Prior to the IPO, the Company was required to periodically estimate the fair value of common stock with the assistance of an independent third-party valuation expert when issuing stock options and computing its estimated stock-based compensation expense and value of shares issued in acquiring product candidates. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment. In order to determine the fair value, the Company considered, among other things, contemporaneous valuations of the Company’s common stock; the Company’s business, financial condition and results of operations, including related industry trends affecting its operations; the likelihood of achieving various liquidity events; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions. Since the closing of the Company’s IPO on January 14, 2022, the fair value of common stock has been determined by using the closing price of the Company’s common stock on The Nasdaq Capital Market.

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

The carrying value of the Company’s cash, prepaid expenses, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of these condensed consolidated financial instruments. The redemption feature of the debt instruments is recorded at fair value. See Note 4 to the condensed consolidated financial statements for further details.

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

Deferred Offering Costs

Deferred offering costs prior to the IPO consisted of legal, accounting, printing, and filing fees that the Company capitalized which were offset against the proceeds from the IPO. Deferred offering costs prior to the additional public offering of the Company’s common stock which closed on May 2, 2023 consisted of professional services incurred for filing of the Company’s Registration Statement on Form S-3 using a “shelf” registration process for additional securities offerings. These deferred offering costs were offset against the proceeds from the public offering of the Company’s common stock See Note 5 to the condensed consolidated financial statements.

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

Relating to the directors’ and officers’ insurance premium with an effective date of January 2023, the Company entered into an insurance premium financing agreement for $955,700, with a term of nine months and an annual interest rate of 5.25%. The Company made a down payment of $238,925 and is required to make monthly principal and interest payments of $81,394 over the term of the agreement, which comes due in October 2023. Related prepaid insurance at June 30, 2023 of $477,848 is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet.

Retirement Plan

The Company has a 401(k) defined contribution plan which covers all employees that meet the plan’s eligibility requirements. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company makes a discretionary matching payment which is currently equal to 3% of employee contributions. Total Company contributions to the plan were $2,077 and $3,896 for the three and six months ended June 30, 2023, respectively, and $3,637 and $4,141 for the three and six months ended June 30, 2022, respectively.

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

The Company follows the guidance in FASB ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more-likely-than-not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. At June 30, 2023 and December 31, 2022, the Company had no unrecognized uncertain income tax positions, and therefore no amounts have been recognized in the condensed consolidated financial statements.

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

Potentially dilutive securities not included in the computation of loss per share for the six months ended June 30, 2023 and 2022 included options to purchase 2,143,940 and 1,819,339 shares of common stock, respectively. Other potentially dilutive securities also not included in the computation of loss per share for the six months ended June 30, 2023 and 2022 included warrants to purchase 187,500 shares of the Company’s common stock related to the IPO and 159,000 shares of the Company’s common stock related to the public offering which closed on May 2, 2023.

Reclassifications

Certain items have been reclassified on the June 30, 2022 condensed consolidated statement of cash flows for comparison purposes with the December 31, 2022 consolidated statement of cash flows. Interest and the original issuance discount on promissory notes was added to the net cash used in operating activities and proceeds from promissory notes and repayments of promissory notes were added net cash provided by (used in) financing activities.

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

Accrued interest expense associated with the Notes at the date of the IPO was approximately $187,000 and was converted into common stock as the IPO qualified as a Next Equity Financing. Total interest expense, including accrued interest and amortization of the debt discount, amounted to approximately $1.6 million for the six months ended June 30, 2022.

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

On June 9, 2022, the Company’s Board of Directors authorized the repurchase of up to $1,000,000 shares of the Company’s common stock until December 31, 2022. On June 10, 2022, the Company entered into a Repurchase Agreement (the “Repurchase Agreement”) with a financial institution pursuant to which such financial institution was able to purchase shares of the Company’s common stock upon the terms and conditions set forth in such agreement, including in accordance with the guidelines specified in Rules 10b5-1 and 10b-8 under the Securities Exchange Act of 1934, as amended. Shares of the Company’s common stock were able to be repurchased in open market or through privately-negotiated transactions. Pursuant to the Repurchase Agreement, the financial institution was to cease purchasing shares of the Company’s common stock upon the earlier of (i) the close of trading on December 31, 2022, (ii) the completion of repurchases up to the approved amount and (iii) the date upon which the Company gave notice of termination of the Repurchase Agreement to the financial institution. The Company determined the timing and amount of any repurchases based upon its evaluation of market conditions, applicable SEC guidelines and regulations, and other factors.

During the three and six months ended June 30, 2022, the Company purchased 30,000 shares of its common stock for a total purchase cost of approximately $25,000. The Company also made a prepayment of approximately $25,000 toward the purchase of 33,700 shares of common stock for which the trade and settlement dates were subsequent to June 30, 2022.

On March 17, 2023, the Company filed a Registration Statement on Form S-3 with the SEC using a “shelf” registration process pursuant to which, the Company may sell, from time to time in one or more offerings, shares of common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or as units comprised of a combination of one or more of the other securities in one or more offerings up to a total dollar amount of $75 million.

On May 2, 2023, the Company closed a public offering pursuant to which it issued 5,300,000 shares of its common stock at a public offering price of $0.50 per share. The gross proceeds to the Company from the public offering were approximately $2.7 million, prior to deducting underwriting discounts and commissions of approximately $186,000 and other offering expenses of approximately $417,000. Other offering expenses include deferred offering costs of approximately $217,000 that were capitalized and additional costs incurred prior to the date of the public offering. The net proceeds to the Company from the public offering were approximately $2.1 million. The Company granted the underwriters a 45-day option to purchase up to an additional 795,000 shares of common stock at the public offering price less discounts and commissions, to cover over-allotments; however, this option expired unexercised.

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

The Company has granted options to acquire 92,801 shares of common stock at $13.20 per share under the 2017 Stock Incentive Plan, and 1,895 shares remain available for issuance. At both June 30, 2023 and December 31, 2022, there were options outstanding to acquire 92,801 shares of common stock. As of both June 30, 2023 and December 31, 2022, all such options were fully vested, and the weighted average remaining contractual life for such options was approximately 4.7 and 5.2 years, respectively.

In July 2019, the Company authorized a new plan (the “2019 Stock Incentive Plan”). The Company initially reserved 284,090 shares of its common stock for issuance pursuant to the 2019 Stock Incentive Plan in the form of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. On August 30, 2019, the Company approved an increase in the number of shares authorized for issuance under the 2019 Stock Incentive Plan by 2,575,757 shares. In January 2021, the Company approved an increase in the number of shares reserved for issuance under the 2019 Stock Incentive Plan by 574,494 shares. On May 31, 2021, the Company approved an increase in the number of shares reserved for issuance under the 2019 Stock Incentive Plan by 467,171 shares. At both June 30, 2023 and December 31, 2022, a total of 3,901,512 shares were authorized for issuance under the 2019 Stock Incentive Plan.

The Company has granted options to acquire 3,901,512 and 3,386,385 shares of common stock under the 2019 Stock Incentive Plan, and 0 and 515,127 shares of common stock remain available for issuance under the 2019 Stock Incentive Plan at June 30, 2023 and December 31, 2022, respectively. There are stock options outstanding to acquire 2,051,139 and 1,536,012 shares of common stock with weighted average exercise prices of $2.95 and $3.80 and weighted average contractual terms of 8.3 years and 8.4 years at June 30, 2023 and December 31, 2022, respectively.

The following table summarizes stock-based activities under the 2017 Stock Incentive Plan and 2019 Stock Incentive Plans:

		Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Contractual
	Options	Price	Terms

Outstanding at December 31, 2022	1,628,813	$4.34	8.2 years
Granted	515,127	$0.39
Outstanding at June 30, 2023	2,143,940	$3.39	8.2 years

Exercisable options at June 30, 2023	1,648,704	$3.21	8.1 years

Vested and expected to vest at June 30, 2023	2,143,940	$3.39	8.2 years

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

Stock options granted during the six months ended June 30, 2023 and 2022 were valued using the Black-Scholes option-pricing model with the following assumptions:

	For the six months ended
	June 30,	June 30,
	2023	2022

Expected volatility	95.1%	94.5% - 98.4%
Risk-free interest rate	3.99%	1.69% - 2.33%
Expected dividend yield	0%	0%
Expected life of options in years	5.0	5.5 - 7.0
Estimated fair value of options granted	$0.29	$1.02 - $3.20

No stock options were granted during the three months ended June 30, 2023 and 2022.

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2023 and 2022 was approximately $0.29 and $2.80, respectively. The weighted average fair value of stock options vested during the three and six months ended June 30, 2023 was approximately $2.78 and $0.76, respectively, and approximately $2.28 and $0.91, during the three and six months ended June 30, 2022, respectively.

Included in the above table are stock options granted in 2019 to purchase 231,058 shares of the Company’s common stock at an exercise price of $0.08 per share, which vested upon a specified performance condition. These stock options vested at the date of the Company’s IPO, which was the specified performance condition.

Total stock based compensation expense included in the accompanying condensed consolidated statements of operations was as follows:

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Research and development	$82,100	$154,138	$243,609	$165,732
General and administrative	75,927	184,413	259,850	192,200
Total stock based compensation	$158,027	$338,551	$503,459	$357,932

At June 30, 2023, the total unrecognized compensation expense related to non-vested options was approximately $1.6 million and is expected to be recognized over the remaining weighted average service period of approximately 2.5 years.

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

In connection with the May 2, 2023 public offering as described in Note 5 to the condensed consolidated financial statements, the Company issued warrants to designees of the underwriter (the “Representative’s Warrants”) to purchase 159,000 shares of the Company’s common stock (which is equal to 3% of the number of shares sold in the public offering) at an initial exercise price of $0.625 per share, subject to adjustment. The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, during the four and one half year period commencing 180 days from the commencement of sales of the shares of common stock in the public offering.

Terms of the warrants outstanding at June 30, 2023 are as follows:

	Initial		Exercise	Warrants	Warrants	Warrants
Issuance Date	Exercise Date	Expiration Date	Price	Issued	Exercised	Outstanding

January 14, 2022	July 10, 2022	January 11, 2027	$5.00	187,500	-	187,500
May 2, 2023	November 2, 2023	May 2, 2028	$0.625	159,000	-	159,000

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

Note 8 – Commitments and Contingencies

Small Molecule Analogues

On December 30, 2019, the Company acquired a series of small molecule analogues pursuant to an Asset Purchase Agreement (“APA”). Pursuant to the APA, the Company is required to make a payment of $50,000 upon raising of at least $2.0 million in funding, and up to approximately $1.75 million based upon successfully meeting clinical and sales milestones. As of June 30, 2023 and December 31, 2022, such fund-raising requirement was not met and no payments were made pursuant to the APA. The Company included, in accounts payable at both June 30, 2023 and December 31, 2022, the $50,000 required initial payment. Milestone based payments, if any, will be expensed as incurred.

Research Collaboration and Product License Agreement with Minotaur Therapeutics, Inc. (“Minotaur”) and Commercial License Agreement with Taurus Biosciences, LLC (“Taurus”)

The Company has entered into a research collaboration and product license agreement with Minotaur (the as amended, “Minotaur Agreement”) and a commercial license agreement with Taurus (the “Taurus Agreement”) to advance Picobodies against novel, unreachable and undruggable epitopes in high-value validated targets starting with PD-1. The Minotaur Agreement and Taurus Agreement are for the development of proprietary targeted biologics, Knob Quatrabodies™ (HSB-1940), against PD-1. The technologies of Hillstream and Minotaur will be combined under the license from Taurus to discover, develop and advance biotherapeutics against high-value validated IO targets. Picobodies are bovine-derived antibody “knob” domains comprised of cysteine-rich ultralong complementary determining region H3 sequences of 30-40 amino acids weighing ~3-4KDa, which have the potential to access challenging epitopes better than full size antibodies can. By combining Quatramers with their long half-life coated with a PD-1 Picobody™ to create HSB-1940, the Company believes it could more efficiently target novel epitopes with greater binding affinity than approved anti-PD-1 antibodies. The Company further believes that the development of HSB-1940 is a step toward enabling Hillstream to enter the rapidly growing IO market with additional targets thereafter.

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

Employment Agreement

In January 2019, the Company entered into a three-year employment agreement with its CEO which provided a specified base salary and bonus. The employment agreement also provided the CEO with certain benefits while employed and if employment ceases. The Company accrued $200,000 in 2019 related to the CEO’s base salary as per the employment agreement, which was paid in full on April 1, 2022. No bonus was approved by the board of directors of the Company for any period through June 30, 2023.

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

On July 6, 2023, the Company entered into an amended and restated employment agreement with the CEO ,and on July 11, 2023, it entered into an employment agreement with the COO. See Note 9 to the condensed consolidated financial statements for descriptions of these employment agreements.

Note 9 – Subsequent Events

Except as follows, there were no material subsequent events that required recognition or additional disclosure in these condensed consolidated financial statements.

Research and Development Collaboration and License Agreement with Applied Biomedical Science Institute

On July 5, 2023 (the “ABSI Effective Date”), the Company entered into a Research and Development Collaboration and License Agreement (the “ABSI Agreement”) with Applied Biomedical Science Institute (“ABSI”) pursuant to which ABSI granted the Company an exclusive royalty-bearing, sublicensable license to the ABSI Patents (as defined in the ABSI Agreement) and a non-exclusive, royalty-bearing, sublicensable license to the ABSI Know-How (as defined in the ABSI Agreement) to Exploit (as defined in the ABSI Agreement) the ABSI Products (as defined in the ABSI Agreement) for the treatment, diagnosis, prediction, detection or prevention of disease in humans and animals worldwide (the “Territory”).

Pursuant to the ABSI Agreement, the parties shall form a committee to manage the preclinical, investigational new drug enabling studies and such other activities as shall lead to the initiation of a Phase 1 clinical trial of the ABSI Product. The parties will collaborate on a Target-by-Target basis to identify and evaluate ABSI Products directed against such Target with a view to identifying or generating suitable Products (as defined in the ABSI Agreement) for the Company to Exploit. “Target” means ErB2 (Her2) and ErbB3. Upon completion of the Discovery Timeline (as defined in the ABSI Agreement) for a Target, subject to the terms and conditions of ABSI Agreement, the Company shall exclusively own any ABSI Products against such Target. In the event the committee determines that the discovery activities are unsuccessful with respect to a Target, the Company may propose an additional target, which, upon approval by ABSI, shall replace a failed Target.

Pursuant to the ABSI Agreement: (i) the Company issued ABSI 627,667 shares of its common stock which is equal to $250,000 based on the ten day trailing volume weighted-average price of the Company’s common stock prior to the date of issuance; (ii) in the event the Company closes a financing pursuant to which it receives more than $10 million in Net Proceeds (as defined in the ABSI Agreement), the Company shall pay ABSI a mid six digit amount; (iii) upon the achievement of certain milestones as set forth in the ABSI Agreement, the Company shall pay ABSI up to an aggregate of $8,250,000; (iv) after the second anniversary of the ABSI Effective Date, the Company shall pay ABSI a low five digit amount for the first year and a mid five digit amount thereafter during the Royalty Term (as defined in the ABSI Agreement); and (v) during the Royalty Term for each Product, the Company shall pay ABSI a quarterly royalty on the Net Sales (as defined in the ABSI Agreement) with royalties at percentages which range from the low to mid single digits, with high Net Sales being subject to lower royalty rates, subject to adjustment as set forth in the ABSI Agreement. In addition, in the event the Company transfers all or substantially all of its rights to a Product to a third party, the Company shall pay to ABSI the percentage of Net Proceeds attributable to the transfer of the Product. Specifically, the Company shall pay ABSI amounts at percentages which range from the mid single digit to low double digits depending on the Company Expenses (as defined in the ABSI Agreement), with higher Company Expenses being subject to lower rates.

On a Product by Product basis, upon the expiration of the last Royalty Term of such Product in the Territory, licenses granted to the Company with respect to such Product shall be deemed non-exclusive, fully paid, royalty-free, perpetual and irrevocable. The ABSI Agreement shall expire upon the expiration of the last Royalty Term of the last Product, unless such agreement is terminated earlier pursuant to its terms. The ABSI Agreement may also be terminated (i) by either the Company or ABSI for (A) a material breach of the ABSI Agreement or (B) bankruptcy, (ii) ABSI may terminate the ABSI Agreement upon the commencement of a Challenge Proceeding (as defined in the ABSI Agreement) or (iii) the Company may terminate the ABSI Agreement at any time upon 90 days prior written notice to ABSI. Upon termination or expiration of the ABSI Agreement other than as a result of a bankruptcy or Challenge Proceeding, all licenses granted to the Company pursuant to such agreement will terminate and all rights under such licenses shall revert to ABSI.

Employment Agreements

Chief Executive Officer

On July 6, 2023, the Company entered into an amended and restated employment agreement (the “CEO Employment Agreement”) with the CEO. The CEO Employment Agreement has the same terms as of the COO Employment Agreement (as defined herein) except, the CEO shall (i) receive a base salary of $500,000 per year, which may be increased by the Board; and (ii) be eligible to receive an annual bonus equal to 60% of his then base salary based upon the achievement of Company and individual targets to be established by the Board, in its sole discretion. In addition, in the event the CEO’s employment is terminated by the Company other than as a result of his death or Disability (as defined in the CEO Employment Agreement) and other than for Cause (as defined in the CEO Employment Agreement), or if the CEO terminates his employment for Good Reason (as defined in the CEO Employment Agreement), then, in addition to the Accrued Compensation, the Company shall continue to pay the CEO’s base salary and provide health benefits for a period of 18 months following the termination date and all Restricted Shares and Stock Options that have not vested as of the date of termination shall be forfeited and outstanding unvested time-based equity awards shall be accelerated in accordance with the applicable vesting schedule as if the CEO had been in service for an additional 12 months as of the termination date.

Chief Operating Officer

In connection with the appointment of the Company’s Chief Operating Officer, on July 11, 2023 (the “Effective Date”), the Company entered into an employment agreement (the “COO Employment Agreement”) with the COO. The COO Employment Agreement shall continue for a period of five years and, thereafter, shall automatically renew for successive one year terms unless either party provides the other party with written notice of non-renewal at least 60 days prior to the last day of the then current term. Pursuant to the COO Employment Agreement, the COO shall: (i) receive a base salary of $400,000 per year, which may be increased by the Board; (ii) be eligible to receive an annual bonus equal to 50% of his then base salary based upon the achievement of Company and individual targets to be established by the Board, in its sole discretion; (iii) shall be eligible to receive equity-based compensation awards as determined by the Company; (iv) receive reimbursement of reasonable business expenses; and (v) receive such other benefits that the Company may make available to its senior executives from time to time along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” “Hillstream,” or “Hillstream BioPharma” refer to Hillstream BioPharma, Inc., individually, or as the context requires, collectively with its subsidiaries.

Overview

Hillstream BioPharma is a pre-clinical biotechnology company developing novel therapeutic candidates targeting validated high value immuno-oncology (“IO”) targets including HER2, HER3 and PD-1. We are developing antibodies including bispecific antibodies, antibody drug conjugates (“ADCs”) and small molecular weight bovine-derived Picobodies™ or antibody “knob” domains which have the potential to target and bind more tightly to “undruggable” epitopes better than full sized antibodies. We are advancing HSB-3215, a bispecific against both HER2 and HER3 antibody which targets a novel “bridging epitope” encompassing multiple domains of the HER2 extracellular domain (“ECD”) as well as ligand-dependent and independent blocking of the ECD of HER3 into investigational new drug application (“IND”)-enabling studies in 2024. In addition, we anticipate that HSB-0059, a HER2/HER3 bispecific ADC (“bsADC”), and HSB-1940, a PD-1 Picobody, will progress to enter IND-enabling studies in 2024.

The epidermal growth factor (“EGF”) subset known as the ErbB family of receptors are a validated set of targets preferentially overexpressed on certain solid tumors which can be clinically exploited for the treatment of drug resistant cancers. The ErbB family is encompassed of four members that belong to the transmembrane tyrosine kinase receptors (“TKR”), including EGFR (“HER1”), HER2, HER3 and HER4. The most well-known member, HER2, encodes a transmembrane TKR which is comprised of three domains: an ECD, a transmembrane domain and an intracellular tyrosine kinase domain. Ligand binding results in heterodimerization or homodimerization between the ERBB receptors leading to excitation of the intracellular tyrosine kinase domain which then activates downstream signaling pathways concerning cellular proliferation, differentiation, migration and apoptosis.

HER2 is an orphan receptor lacking a unique endogenous ligand and preserves an active conformation, making it continuously available to dimerize and preferred as a partner for neighboring member receptors. Juxtaposed to this distinct HER2 characterization, HER3 has several ligands yet it lacks intrinsic tyrosine kinase activity. Furthermore, HER2-HER3 pairing exhibits a favorable and more potent signaling, suggesting a corresponding action between both receptors.

HER2 is a known oncogene recognized in numerous cancer types and dysregulation of HER2 signaling can be caused by mutation, amplification and overexpression. Numerous cancers exhibit high levels of HER2 compared to normal tissue, specifically tumors of the breast, colorectal, bladder, gastric, oesophageal, endometrial, and ovarian cancers, signifying that HER2 may be connected to the progression of these tumors. Additionally, following the discovery of HER2 in breast cancer, antibody drugs targeting HER2 were introduced into the clinic. HERCEPTIN® (trastuzumab), the first monoclonal antibody developed by Genetech/Roche was approved for the treatment of HER2-positive metastatic breast cancer in 1998. Subsequently, tyrosine kinase inhibitors (“TKIs”) and ADCs targeting HER2 have been approved. Another antibody, PERJETA® (pertuzumab) also developed by Genetech/Roche, used in combination with trastuzumab, and docetaxel was approved in 2012, indicated for the treatment of patients with HER2-positive metastatic breast cancer. The U.S. Food and Drug Administration (“FDA”) subsequently also approved a third biologic from Genetech/Roche in 2013, KADCYLA® (trastuzumab emtansine or T-DM1), for the treatment of patients with HER2-positive metastatic breast cancer in patients previously treated with trastuzumab and a taxane. T-DM1 not only retains the target-selective benefit of trastuzumab, but also kills tumor cells by delivering a potent toxin which inhibits microtubule function and has become a classic example of a targeted ADC treatment. Another ADC, ENHERTU® (trastuzumab deruxtecan), was developed by Daiichi Sankyo and AstraZeneca and approved in December 2019 for the treatment of unresectable or metastatic HER2-positive breast cancer and showed anti-tumor ability in HER2-positive cancers that were resistant or insensitive to T-DM1. We believe this development history of multiple approved drugs with different modalities and novel epitopes targeting HER2 has paved a de-risked regulatory pathway as well left significant room for continued innovation in this class of therapies. According to the Fierce Pharma, in 2022, Roche/Genentech had worldwide sales of over $8 billion with respect to their HER2 targeted therapies (Herceptin and Perjeta) as well as more than $500 million in worldwide sales of ENHERTU® in the first half of 2023 alone according to AstraZeneca.

The function of HER3 in tumor biology is multidimensional. Abundant HER3 expression is identified in various solid tumor types, with a proven role in disease progression. Overexpression of HER3 signaling is thought to be involved in resistance to other targeted therapies used for treating several cancers, including anti-EGFR therapies gefitinib and cetuximab. One of the many genomic changes known to be implicated in acquired resistance to anti-EGFR TKIs in patients with EGFR-mutated advanced non-small-cell lung cancer is HER3 up-regulation promulgated by osimertinib. Therefore, blocking HER3/EGFR dimerization complex is thought to prevent or slow down both acquired and primary resistance to EGFR inhibitors. We believe combining anti-HER2 with an anti-HER3 strategy as a bispecific multifunctional agent without a toxin (HSB-3215) as well as with a toxin (HSB-0059) could capitalize on some of the findings described in the literature to take advantage of precise tumor-killing through two important targets with different mechanisms of action.

PD-1 is an immunosuppressive checkpoint and seen in macrophages, B lymphocytes, dendritic cells, monocytes, tumor-specific activated T cells, myeloid cells and natural killer cells in circumstances of chronic antigen contact. PD-L1 is one of the PD-1 ligands. PD-L1 expression has been shown to be a valuable biomarker for the prognosis and prediction of the sensitivity of PD-1/PD-L1 inhibitors. The expression of PD-L1 is mainly expressed in tumor cells, tumor-infiltrating cells and antigen-presenting cells in many cancers. Despite the noteworthy efficacy of PD-1/PD-L1 immune checkpoint inhibitors (“ICI”) in the treatment of tumors, some problems remain such as drug resistance and adverse events. Acquired drug resistance may present despite resuming or continuing treatment with anti-PD-1/PD-L1 immunotherapy. The presence of drug resistance significantly reduces the efficacy of anti-PD-1/PD-L1 immunotherapy. We believe exploring the mechanisms of PD-1/PD-L1 ICI resistance may assist with the discovery of new immunotherapeutic strategies to control disease progression and provide a more sustainable survival benefit for patients. As such, we aim to further improve on PD-1 as a breakthrough technology by developing, HSB-1940, a proprietary PD-1 Picobody with unique binding affinity different than currently available PD-1 drugs. We believe this unique binding difference allows for novel therapeutic possibilities both as a stand-alone agent and in combination and that our tumor immunotherapy based on PD-1 inhibition may become a promising strategy for human cancers.

The critical components of our business strategy to achieve our goals include:

●	Developing bispecific lead drug candidate, HSB-3215 for solid tumors

○	Lead compound in highly overexpressed HER2/HER3 tumors using novel targeting HER3 epitopes in solid tumors.

●	Developing bsADC candidate, HSB-0059

○	HER2/HER3 bispecific antibody drug conjugate utilizing the HSB-3215 backbone could offer new pathway to targeting ErbB receptor family of proteins in a novel way to treat solid tumors.

●	Leveraging our novel Picobody platform beginning with PD-1 inhibitor, HSB-1940

○	Bovine-derived Picobody platform allows for targeting multiple “undruggable” areas on numerous high-value unmet medical need tumors, beginning with PD-1.

●	Developing and commercializing our pipeline in collaboration with leading pharmaceutical companies

○	In addition to our internal development programs, we actively seek opportunities to collaborate with recognized biopharmaceutical companies to develop our product portfolio and we intend to enter into collaborations with industry leaders and strategic pharmaceutical organizations.

●	Continuing to extend and protect our product technology through our intellectual property portfolio

○	We seek to protect our novel platform through U.S. and international patents as well as know-how and trade secrets relating to the design and manufacturing of our technology.

Minotaur Research and Collaboration Agreement and Taurus License Agreement

On November 21, 2022, we entered into a research collaboration and product license agreement with Minotaur Therapeutics, Inc. (“Minotaur”) and a commercial license agreement with Taurus Biosciences, LLC (“Taurus”) for use of certain technology, including OmniAb antibodies, to advance Picobodies against novel, unreachable and undruggable epitopes in high-value validated targets starting with PD-1. The research and collaboration agreement and product license agreement is for the development of proprietary targeted biologics, Knob Quatrabodies™ (HSB-1940), against PD-1. It is anticipated that our technology along with Minotaur’s technology will be combined under the license from Taurus to discover, develop and advance biotherapeutics against high-value validated IO targets.

We extended this agreement in July of 2023 with an additional target (HER3) and an oncology target.

Recent Developments

Applied Biomedical Research Institute Research and Development Collaboration and License Agreement

On July 5, 2023 (the “ABSI Effective Date”), we entered into a Research and Development Collaboration and License Agreement (the “ABSI Agreement”) with Applied Biomedical Science Institute (“ABSI”) pursuant to which ABSI granted us an exclusive royalty-bearing, sublicensable license to the ABSI Patents (as defined in the ABSI Agreement) and a non-exclusive, royalty-bearing, sublicensable license to the ABSI Know-How (as defined in the ABSI Agreement) to Exploit (as defined in the ABSI Agreement) the ABSI Products (as defined in the ABSI Agreement) for the treatment, diagnosis, prediction, detection or prevention of disease in humans and animals worldwide (the “Territory”). Pursuant to the ABSI Agreement, the parties shall form a committee to manage the preclinical, investigational new drug enabling studies and such other activities as shall lead to the initiation of a Phase 1 clinical trial of the ABSI Product. The parties will collaborate on a Target-by-Target basis to identify and evaluate ABSI Products directed against such Target with a view to identifying or generating suitable Products (as defined in the ABSI Agreement) for our Company to Exploit. “Target” means ErB2 (Her2) and ErbB3. Upon completion of the Discovery Timeline (as defined in the ABSI Agreement) for a Target, subject to the terms and conditions of ABSI Agreement, we shall exclusively own any ABSI Products against such Target. In the event the committee determines that the discovery activities are unsuccessful with respect to a Target, we may propose an additional target, which, upon approval by ABSI, shall replace a failed Target.

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

Components of Results of Operations

Revenue

We did not recognize revenues for the three months ended June 30, 2023 and 2022.

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

We have incurred research and development expenses related to the development of HSB-1216. We expect that our research and development expenses will increase as we plan for and commence our clinical trials of HSB-3215 and HSB-1940.

We cannot determine with certainty the duration and costs of future clinical trials of our product candidates, HSB-3215 and HSB-1940, or any other product candidates we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our current and future product candidates will depend on a variety of factors, including:

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

Interest Income

Interest income consists of interest income from funds held in our cash accounts.

Deferred Offering Costs

Deferred offering costs prior to our initial public offering (“IPO”) consisted of legal, accounting, printing, and filing fees that we capitalized which were offset against the proceeds from the IPO. Deferred offering costs prior to the Company’s public offering of its shares of common stock which closed on May 2, 2023 consisted of professional services incurred for filing of the Company’s Registration Statement on Form S-3 using a “shelf” registration process for additional securities offerings. These deferred offering costs were offset against the proceeds from the public offering of the Company’s common stock. See Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023	2022	Change

Condensed Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$1,031,056	$455,546	$575,510
General and administrative	1,333,540	1,181,308	152,232
Total operating expenses	2,364,596	1,636,854	727,742
Other expense:
Interest expense	(6,517)	-	(6,517)
Interest income	34,199	-	34,199
Total other income (expense)	27,682	-	27,682
Net loss	$(2,336,914)	$(1,636,854)	$(700,060)

Research and Development Expenses

Research and development expenses increased by $575,510, or 126.3%, to $1,031,056 for the three months ended June 30, 2023 from $455,546 for the three months ended June 30, 2022. The increase was primarily the result of a increase in expenses for pre-clinical activities of $591,560 and consulting expenses of $55,988 related to research and development team members offset by a decrease in stock based compensation expense of $72,038.

General and Administrative Expenses

General and administrative expenses increased by $152,232, or 12.9%, to $1,333,540 for the three months ended June 30, 2023 from $1,181,308 for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily due to an increase of $287,570 in investor relations expenses; $76,895 in accounting expenses; $42,966 in corporate taxes; $37,244 in consulting expenses; $17,065 in filing fees; and $10,483 in various other expenses. These increases were offset by decreases of $108,487 in stock based compensation expense; $84,313 in remuneration paid to the Company’s board of directors (“Board of Directors”); $64,480 in insurance expense; and $62,711 in payroll expenses.

Interest Expense

Interest expense increased by $6,517, or 100.0%, to $6,517 for the three months ended June 30, 2023 from $0 for the three months ended June 30, 2022. The increase in interest expense was primarily related to insurance premium financing liability. See Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest Income

Interest income increased by $34,199, or 100.0%, to $34,199 for the three months ended June 30, 2023 from $0 for the three months ended June 30, 2022. The increase in interest income was primarily from the funds held in our cash accounts.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	2022	Change

Condensed Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$2,078,733	$763,375	$1,315,358
General and administrative	3,000,261	2,224,639	775,622
Total operating expenses	5,078,994	2,988,014	2,090,980
Other expense:
Interest expense	(12,655)	(1,591,244)	1,578,589
Interest income	66,447	-	66,447
Total other income (expense)	53,792	(1,591,244)	1,645,036
Net loss	$(5,025,202)	$(4,579,258)	$445,944

Research and Development Expenses

Research and development expenses increased by $1,315,358, or 172.3%, to $2,078,733 for the six months ended June 30, 2023 from $763,375 for the six months ended June 30, 2022. The increase was primarily the result of an increase in expenses for pre-clinical activities of $1,102,046; consulting expenses of $135,436; and stock based compensation expense of $77,876 related to research and development team members.

General and Administrative Expenses

General and administrative expenses increased by $775,622, or 34.9%, to $3,000,261 for the six months ended June 30, 2023 from $2,224,639 for the six months ended June 30, 2022. The increase in general and administrative expenses was primarily due to an increase of $782,416 in investor relations expenses; $83,948 in legal expenses; $76,747 in accounting expenses; $67,650 in stock-based compensation expense; $43,682 in consultant expenses; $42,966 in corporate taxes; and $7,673 in various other expenses. These increases were offset by decreases of $133,557 in insurance expense; $110,998 in payroll expenses; $58,438 in remuneration paid to our directors; and $26,467 in filing fees.

Interest Expense

Interest expense decreased by $1,578,589, or 99.2%, to $12,655 for the six months ended June 30, 2023 from $1,591,244 for the six months ended June 30, 2022. The decrease in interest expense was primarily related to the unamortized debt discount charged to interest expense on the date of the closing of our IPO. See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest Income

Interest income increased by $66,447, or 100.0%, to $66,447 for the six months ended June 30, 2023 from $0 for the six months ended June 30, 2022. The increase in interest income was primarily from the funds held in our cash accounts.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2023, we incurred operating losses in the amount of approximately $5.1 million, expended approximately $5.0 million in cash in operating activities, and had an accumulated deficit of approximately $20.4 million as of June 30, 2023. We financed our working capital requirements through June 30, 2023 primarily through the issuance of common stock in our IPO which closed on January 14, 2022. Net proceeds to us from the IPO were approximately $13.0 million. See Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding the IPO. In addition, we closed a public offering of shares of our common stock on May 2, 2023. Net proceeds to us from t such offering were approximately $2.1 million. See Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding the May 2023 public offering.

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

We may seek to raise additional funding through the sale of additional equity or debt securities, enter into strategic partnerships, grants or other arrangements or a combination of the foregoing to support its future operations; however, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us, on a timely basis, or at all. The failure to obtain sufficient additional funding could adversely affect our ability to achieve our business objectives and product development timelines and may result in the delaying or terminating clinical trial activities which could have a material adverse effect on our results of operations.

Cash Flow Activities for the Six Months Ended June 30, 2023 and 2022

The following table sets forth a summary of our cash flows for the periods presented.

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(4,975,713)	$(4,116,342)
Net cash provided by financing activities	2,369,212	13,596,170
Net increase (decrease) in cash	$(2,606,501)	$9,479,828

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2023 was $4,975,713 which consisted of net loss of $5,025,202, partially offset by $503,459 in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities and $453,970 in net decrease in operating accounts. The non-cash charges consist of stock based compensation of $503,459. The net decrease in operating activities was primarily due to a decrease in accrued expenses of $122,599, an increase of $517,281 in prepaid expenses and other current assets offset by an increase of $185,910 in accounts payable.

Cash used in operating activities for the six months ended June 30, 2022 was $4,116,342 which consisted of net loss of $4,579,258, partially offset by $2,041,580 in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities and $1,578,664 in net decrease in operating accounts. The non-cash charges consist of amortization of debt discount of $1,569,003, stock issuance pursuant to services agreement of $100,000, stock based compensation of $357,932 and interest and original issuance discount on promissory notes of $14,645. The net decrease in operating activities was primarily due to a decrease of $536,146 in accounts payable, a decrease in due to founder of $200,000, a decrease in accrued expenses of $132,279, an increase of $717,476 in prepaid expenses and other current assets offset by an increase of $7,237 in accrued interest.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 was $2,369,212. The net increase in financing activities was from net cash proceeds of $2,263,826 from the issuance of our common stock in connection with public offering and $716,775 in proceeds received from insurance premium financing liability offset by deferred offering costs of $216,660 and $394,729 in repayments of insurance premium financing liability.

Cash provided by financing activities for the six months ended June 30, 2022 was $13,596,170. The net increase in financing activities was from net cash proceeds of $13,645,643 from the issuance of our common stock in connection with our IPO; $917,472 in proceeds received from insurance premium financing liability; $125,000 from issuance of promissory notes; and $24,389 from exercise of stock options offset by deferred offering costs of $521,294; $455,395 in repayments of insurance premium financing liability; and $139,645 repayments on promissory notes.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, if any, are stated at cost and consist primarily of money market accounts.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective. The material weaknesses that have been identified relate to (i) the design and implementation of appropriate segregation of duties to separate the roles of authorizing, initiating, and recording transactions or reviewing transactions for the completeness and accuracy of contracts with financial reporting implications and (ii) the Company lacking sufficient appropriate accounting and reporting knowledge to effectively perform review controls surrounding technical accounting matters. Effective internal control contemplates an appropriate level of review to ensure timely preparation and completeness and accuracy of the financial statements and disclosures.

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

Changes in Internal Control

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K/A for the year ended December 31, 2022 as filed with the SEC on May 22, 2023 (“Annual Report”). Except as set forth herein, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

We are currently listed on The Nasdaq Capital Market. However, if we fail to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On June 12, 2023, we received written notice from the Nasdaq Stock Market, LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810, we have a period of 180 calendar days, or until December 11, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180 calendar day period. In the event we do not regain compliance by December 11, 2023, we may be eligible for an additional 180 calendar day grace period if we meet the continued listing standards, with the exception of bid price, for The Nasdaq Capital Market, and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. Although we may effect a reverse stock split of our issued and outstanding common stock in the future, there can be no assurance that such reverse stock split will enable us to regain compliance with the Nasdaq minimum bid price requirement.

If we are unable to maintain our listing on Nasdaq and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1#	Research and Development Collaboration and License Agreement by and between the Company and Applied Biomedical Science Institute dated July 5, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)

10.2+	Employment Agreement by and between the Company and Sireesh Appajosyula dated July 11, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)

10.3+	Amended and Restated Employment Agreement by and between the Company and Randy Milby dated July 6, 2023 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

# Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because such information is both not material and is the type that the Company treats as private or confidential.

+ Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLSTREAM BIOPHARMA, INC.

Date: August 11, 2023	By:	/s/ Randy Milby
Randy Milby
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Thomas Hess
Thomas Hess
Chief Financial Officer
(Principal Financial and Accounting Officer)

-17-