Form 10-K
period 2023-12-31
Tharimmune, Inc.
filed 2024-02-23
CIK 1861657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-41210

THARIMMUNE, INC.

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2023 was $3.9 million based upon the closing price of the registrant’s common stock of $9.12 on The Nasdaq Capital Market as of that date.

Number of common shares outstanding as of February 20, 2024 was 11,739,676.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operation;

●	the success, cost and timing of our clinical trials;

●	our dependence on third parties in the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our product candidates;

●	the impact of the COVID-19 pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	the potential that results of pre-clinical and clinical trials indicate our current product candidates or any future product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing therapies and products that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product candidates;

●	market acceptance of our product candidates, the size and growth of the potential markets for our current product candidates and any future product candidates we may seek to develop, and our ability to serve those markets; and

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

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

“QUATRAMER” and “QUATRABODY” are pending trademarks of Tharimmune, Inc. in the United States. All other brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We have a limited operating history, and we have not initiated, conducted or completed any clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

●	We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.

●	We will require substantial additional capital to finance our operations in the future. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to curtail, delay or discontinue one or more of development programs or future commercialization efforts.

●	Management has performed an analysis and concluded that there is a substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing on terms acceptable to us, if at all.

Risks Related to the Discovery and Development of Our Product Candidates

●	We are substantially dependent on the success of our product candidates. If we are unable to complete development of, obtain approval for and commercialize our product candidates in a timely manner, our business may be harmed.

●	Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

●	The outcome of pre-clinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the U.S. Food and Drug Administration or other comparable foreign regulatory authorities.

●	If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.

●	We may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our candidates prove to be ineffective, unsafe or commercially unviable, our entire technology platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

●	Adverse side effects or other safety risks associated with our drug candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

●	Our products may never achieve market acceptance.

●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted.

Risks Related to Our Reliance on Third Parties

●	We rely on third parties to manufacture our product candidates and conduct our pre-clinical studies and clinical trials. If these third parties do not successfully perform their contractual and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.

●	We currently depend on sole source suppliers and manufacturers for certain ingredients, and the inability to obtain such ingredients as required could harm our business.

Risks Related to Commercialization of Our Drug Candidates

●	Even if we are successful in completing all pre-clinical studies and clinical trials, we may not be successful in commercializing one or more of our drug candidates.

●	The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for our drug candidates on a timely basis, or at all.

Risks Related to Our Intellectual Property

●	Our inability to protect our intellectual property and proprietary rights may have a material adverse effect on our business.

Risks Related to Managing Our Business and Operations

●	We may encounter difficulties in managing our growth, which could adversely affect our operations.

●	Our employees, independent contractors, consultants, commercial partners, collaborators and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

●	Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

Risks Related to Our Common Stock

●	We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

●	We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

PART I

Throughout this Annual Report on Form 10-K, references to “we,” “our,” “us,” the “Company,” or “Tharimmune,” refer to Tharimmune, Inc., individually, or as the context requires, collectively with its subsidiaries.

ITEM 1. BUSINESS

Overview

Tharimmune is a clinical-stage biotechnology company developing therapeutic candidates in inflammatory and immunologic conditions with high unmet need. On November 3, 2023, we entered into a patent license agreement (the “Avior Patent License Agreement”) with Avior, Inc. d/b/a Avior Bio, LLC (“Avior”) pursuant to which we received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize TH104 and TH103 and to practice the Licensed Technology in connection with the foregoing, throughout the world. See “Recent Developments” below for additional information. In February 2023, the U.S. Food and Drug Administration (“FDA”) approved an investigational new drug (“IND”) application for TH104.

TH104 is a proprietary transmucosal buccal film embedded with the active compound nalmefene onto a thin film which easily adheres inside of the mouth on the cheek and biodegrades within minutes. This provides key features making TH104 an ideal product candidate for multiple liver-related and other pruritogenic inflammatory conditions. The molecule has a dual mechanism of action affecting both the µ-opioid and kappa opioid receptors with emerging data showing inhibition of interleukin-17, a pro-inflammatory cytokine. These well-known opioid receptors when stimulated and/or inhibited by the body’s endogenous ligands have been shown to be involved in the body’s itch circuitry for certain conditions, including cholestatic or dysregulated bile acid-related liver conditions.

According to the National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK), part of the National Institutes of Health, primary biliary cholangitis (“PBC”), is a chronic disease where the bile ducts in the liver eventually become dysfunctional and cause the buildup of bile which causes liver damage. The disease, believed to be an autoimmune condition, affects an estimated 58 out of every 100,000 U.S. women and about 15 out of every 100,000 U.S. men. Pruritus is one of the most common symptoms associated with PBC affecting up to 75% of individuals at some point during their disease course. It has a negative impact on health-related quality of life with limited treatment options. Published survey data of PBC respondents suffering from pruritus described their itch as “bugs crawling under the skin”. More than 65% of patients reported that the itch was worse at night, known as nocturnal pruritus, a high unmet need.

We are also developing an early-stage pipeline of novel therapeutic candidates targeting validated high value immune-oncology (“IO”) targets including human epidermal growth factor (“EGF”) receptor 2 (“HER2”), human EGF receptor 3 (“HER3”) and programmed cell death protein (“PD-1”). We are developing antibodies including bispecific antibodies, antibody drug conjugates (“ADCs”) and small molecular weight bovine- derived Picobodies™ or antibody “knob” domains which have the potential to target and bind more tightly to “undruggable” epitopes better than full sized antibodies. We are advancing TH3215, a bispecific against both HER2 and HER3 antibody which targets a novel “bridging epitope” encompassing multiple domains of the HER2 extracellular domain (“ECD”) as well as ligand-dependent and independent blocking of the ECD of HER3 into IND-enabling studies in 2024. In addition, we anticipate that TH0059, a HER2/HER3 bispecific ADC (“bsADC”), and TH1940, a PD-1 Picobody, will progress into IND-enabling studies in 2025.

The EGF subset known as the epidermal growth factor receptor (“ErbB”) family of receptors are a validated set of targets preferentially overexpressed on certain solid tumors which can be clinically exploited for the treatment of drug resistant cancers. The ErbB family is encompassed of four members that belong to the transmembrane tyrosine kinase receptors (“TKR”), including EGFR (“HER1”), HER2, HER3 and HER4. The most well-known member, HER2, encodes a transmembrane TKR which is comprised of three domains: an ECD, a transmembrane domain and an intracellular tyrosine kinase domain. Ligand binding results in heterodimerization or homodimerization between the ErbB receptors leading to excitation of the intracellular tyrosine kinase domain which then activates downstream signaling pathways concerning cellular proliferation, differentiation, migration and apoptosis.

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

HER2 is a known oncogene recognized in numerous cancer types and dysregulation of HER2 signaling can be caused by mutation, amplification and overexpression. Numerous cancers exhibit high levels of HER2 compared to normal tissue, specifically tumors of the breast, colorectal, bladder, gastric, esophageal, endometrial, and ovarian cancers, signifying that HER2 may be connected to the progression of these tumors. Additionally, following the discovery of HER2 in breast cancer, antibody drugs targeting HER2 were introduced into the clinic. HERCEPTIN® (trastuzumab), the first monoclonal antibody developed by Genentech/Roche was approved for the treatment of HER2-positive metastatic breast cancer in 1998. Subsequently, tyrosine kinase inhibitors (“TKIs”) and ADCs targeting HER2 have been approved. Another antibody, PERJETA® (pertuzumab) also developed by Genentech/Roche, used in combination with trastuzumab, and docetaxel was approved in 2012, indicated for the treatment of patients with HER2-positive metastatic breast cancer. The FDA subsequently also approved a third biologic from Genentech/Roche in 2013, KADCYLA® (trastuzumab emtansine or T-DM1), for the treatment of patients with HER2-positive metastatic breast cancer in patients previously treated with trastuzumab and a taxane. T-DM1 not only retains the target-selective benefit of trastuzumab, but also kills tumor cells by delivering a potent toxin which inhibits microtubule function and has become a classic example of a targeted ADC treatment. Another ADC, ENHERTU® (trastuzumab deruxtecan), developed by Daiichi Sankyo and AstraZeneca and approved in December 2019 for the treatment of unresectable or metastatic HER2-positive breast cancer has shown anti-tumor activity in HER2-positive cancers that were resistant or insensitive to T-DM1. We believe this development history of multiple approved drugs with different modalities and novel epitopes targeting HER2 has paved a de- risked regulatory pathway as well left significant room for continued innovation in this class of therapies. According to the Fierce Pharma, in 2022, Roche/Genentech had worldwide sales of over $8 billion with respect to their HER2 targeted therapies (Herceptin and Perjeta) as well as more than $500 million in worldwide sales of ENHERTU® in the first half of 2023 alone according to AstraZeneca.

The function of HER3 in tumor biology is multidimensional. Abundant HER3 expression is identified in various solid tumor types, with a proven role in disease progression. Overexpression of HER3 signaling is thought to be involved in resistance to other targeted therapies used for treating several cancers, including anti-EGFR therapies gefitinib and cetuximab. One of the many genomic changes known to be implicated in acquired resistance to anti-EGFR TKIs in patients with EGFR-mutated advanced non-small-cell lung cancer is HER3 up-regulation promulgated by osimertinib. Therefore, blocking HER3/EGFR dimerization complex is thought to prevent or slow down both acquired and primary resistance to EGFR inhibitors. We believe combining anti-HER2 with an anti-HER3 strategy as a bispecific multifunctional agent without a toxin (TH3215) as well as with a toxin (TH0059) could capitalize on some of the findings described in the literature to take advantage of precise tumor-killing through two important targets with different mechanisms of action.

PD-1 is an immunosuppressive checkpoint and seen in macrophages, B lymphocytes, dendritic cells, monocytes, tumor-specific activated T cells, myeloid cells and natural killer cells in circumstances of chronic antigen contact. PD-L1 is one of the PD-1 ligands. PD-L1 expression has been shown to be a valuable biomarker for the prognosis and prediction of the sensitivity of PD-1/PD-L1 inhibitors. The expression of PD-L1 is mainly expressed in tumor cells, tumor-infiltrating cells and antigen-presenting cells in many cancers. Despite the noteworthy efficacy of PD-1/PD-L1 immune checkpoint inhibitors (“ICI”) in the treatment of tumors, some problems remain such as drug resistance and adverse events. Acquired drug resistance may present despite resuming or continuing treatment with anti-PD-1/PD-L1 immunotherapy. The presence of drug resistance significantly reduces the efficacy of anti-PD-1/PD-L1 immunotherapy. We believe exploring the mechanisms of PD-1/PD-L1 ICI resistance may assist with the discovery of new immunotherapeutic strategies to control disease progression and provide a more sustainable survival benefit for patients. As such, we aim to further improve on PD-1 as a breakthrough technology by developing, TH1940, a proprietary PD-1 Picobody with unique binding affinity differently than currently available PD-1 drugs. We believe this unique binding difference allows for novel therapeutic possibilities both as a stand-alone agent and in combination and that our tumor immunotherapy based on PD-1 inhibition may become a future strategy for human cancers.

We have deprioritized our previous preclinical candidate, HSB-1216, due to a strategic reprioritization to focus on therapeutics in high unmet need cancers focused on novel epitopes of certain antitumor drug targets.

Our Portfolio

We currently have an IND-approved transmucosal film product, TH104 in Phase 1 clinical development, two bispecific candidates and a Picobody candidate in pre-clinical development. The following table summarizes our development candidate pipeline:

Our Strategy

Our goal is to become a leading biotechnology company developing novel treatments in inflammatory and immunologic conditions with high unmet needs. Our business strategy comprises the following components:

1.	Develop TH104 as a transmucosal buccal film product for the treatment of chronic pruritis in PBC and other inflammatory diseases.

2.	Continue to advance TH3215 as an anti-HER2/HER3 BspAb for multiple tumor types including high unmet need cancers.

3.	Effectively create a strategy to develop TH0059 as a bispecific monoclonal ADC specifically targeted to both HER2 and HER3 receptors in high unmet need standard-of-care resistant tumors with a high capacity to metastasize.

4.	Create a preclinical and clinical path forward for our third product candidate, TH1940, a unique PD-1 Picobody with unique binding differentiation compared to full length antibodies for IO vulnerable tumors.

5.	Hasten the discovery and development of next generation multi-specific (bi- and tri) antibodies with binding capabilities to novel epitopes of combinations of HER2, HER3, PD-1, PD-L1, TROP2 and other validated targets with and without toxin delivery capacity to multiple high unmet need rare cancers.

6.	Pursue strategic collaboration opportunities to maximize the value of our pipeline to bring novel therapies to patients suffering from high unmet need conditions.

TH104 and moderate-to-severe chronic pruritis

According to the National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK), part of the National Institutes of Health, PBC, is a chronic disease in where the bile ducts in the liver eventually become dysfunctional and cause the buildup of bile which causes liver damage. The disease, believed to be an autoimmune condition, affects both men and women with a rate higher in women, estimated at 1 out of every 1,000 women over 40. Pruritus is one of the most common conditions associated with PBC affecting up to 75% of individuals at some point during their disease course. It has a negative impact on health-related quality of life with limited treatment options. In an on-line survey focusing on certain features of patients’ itch respondents described their itch as “bugs crawling” as well as more than 65% of participants reporting that the itch was worse at night, known as nocturnal pruritis.

Treatment Ladder for Pruritis in Primary Biliary Cholangitis

Source: Hegade VS, Bolier R, Oude Elferink RPJ, et. al. Frontline Gastroenterology 2016;7:158–166

ENBD, endobiliary nasal drainage; MARS, molecular adsorbent recirculating system; LT, liver transplantation

The current treatment ladder in pruritis for PBC shown above is the paradigm of therapy and if there is no response with one category of drugs, typically patients “move up” the ladder. A patient may need a combination of treatments to achieve and/or maintain symptom remission.

Endogenous opioid peptides are commonly believed to play a role in the modulation of cholestatic itch. In the late 1980s, data documented that nalmefene induced opiate-like withdrawal symptoms in individuals with cholestasis. Following this, research noted heightened levels of Met-enkephalin in the plasma of cholestatic patients. In animal experiments, the activation of μ-opioid receptors by agonists induced scratching behavior, while κ-opioid receptor agonists, on the contrary, reduced the sensation of itch.

Source: Kim BS, Inan S, Ständer S, Sciascia T,Szepietowski JC, Yosipovitch G. Role of kappa-opioid and mu-opioid receptors in pruritus: Peripheral and central itchcircuits. Exp Dermatol. 2022; 31:1900-1907. doi:10.1111/exd.14669

TH104 is a product which has been developed by embedding drug onto a proprietary transmucosal buccal film which adheres to the inside of the mouth. TH104 has key features which we believe make it an ideal product candidate for multiple liver-related and other pruritogenic inflammatory conditions. The active molecule, nalmefene, has a dual mechanism of action by affecting both the µ-opioid receptor and the kappa opioid receptor as well as inhibiting IL-17 inflammatory cytokine expression, a cytokine known to be overexpressed in PBC patient liver tissue and serum.

Sources: Moniaga CS, et. al. Plasma dynorphin A concentration reflects the degree of pruritus in CLD Acta Derm Venereol. 2019 Apr 1;99(4):442-443. doi: 10.2340/00015555-3139; Bergasa N et. al. Oral nalmefene therapy reduces scratching activity due to the pruritis of cholestasis: a controlled study J Am Acad Dermatol 1999;41:431-4

Previous data by Bergasa et. al, reported a study utilizing oral doses of nalmefene ranging from 40 to 240 mg twice-daily for 12 weeks in PBC patients. Eight patients who received at least 1 course of nalmefene were available for comparison with corresponding control data (a course of placebo and/or at baseline). Nalmefene therapy was associated with a 75% reduction in hourly scratching activity (P < .01). The study also achieved a decrease in the mean of a visual analogue score of the perception of pruritus in all 8 patients (mean decrease 77%, P < .01).

When the itch circuitry is imbalanced in diseased conditions, pharmacological intervention can help suppress this phenomenon which occurs in patients suffering from chronic pruritis. Nalmefene crosses into the circulation via a proprietary buccal delivery by adhering the drug-coated film inside the cheek where the film biodegrades in minutes and the drug is absorbed. The buccal delivery of the drug bypasses the liver’s first-pass metabolism thus creating high drug concentrations in the skin, an added benefit for treating conditions in which the liver may be impaired.

TH104 data from multiple phase 1 ex-US trials achieved the primary objective of predictable pharmacokinetic profiling with favorable safety and tolerability. The first human phase 1 trial was a single-dose, single-center, open-label, randomized, 2-way crossover study of TH104 transmucosal buccal film compared to a tablet formulation marketed in Europe and not the United States, with a 14-day washout period involving 12 normal healthy volunteers under fasting conditions. The primary outcome measure was to determine the pharmacokinetics of a buccal dose of TH104, while secondary objectives included establishing the relative bioavailability of TH104 and evaluating its’ tolerability for potential value in clinical efficacy studies. These data were also consistent with the comprehensive pre-clinical data package submitted to the FDA as an IND which was approved in February 2023, including pharmacokinetic profiling in beagle dog studies confirming once-daily dosing, fast or rapid onset and high bioavailability when comparing TH104 to intravenous nalmefene.

In this study, the pharmacokinetic evaluation of TH104 transmucosal film compared to an oral tablet marketed in Europe but not the United States, given as an equal-labelled dose in normal healthy volunteers under fasting conditions, was consistent and similar in comparison with results from the literature. The Cmax and AUC0-∞ of TH104 was observed to be higher than the tablet product because of a possible reduced presystemic metabolism in the lower GI and liver, which is potentially advantageous for patients with an impaired liver. The half-life and Tmax was observed to be similar for both products. There were no deaths, other serious adverse events, or other significant adverse events reported during the entire study with events consistent with the safety profile of the marketed tablet in the literature including mild dizziness, headache and somnolence, nausea and vomiting.

The second phase 1 study was a single-dose, single-center, open-label, parallel group design with 2 treatment groups of 2 different formulations of TH104 with variable pH in sixteen normal healthy volunteers under fasting conditions. The primary outcome measure was to determine the effect of pH in the transmucosal buccal film on drug absorption profile evaluated from serial blood sample collections.

In this study, the evaluation of TH104 transmucosal film given as an equal-labelled dose in 2 different pH formulations delivered buccally to normal healthy volunteers under fasting conditions, had an insignificant effect on the performance of the film as measured by drug concentrations in human plasma. The low impact on pH shows that variations of oral pH due to inter-patient variability in future studies would have a low impact on predictable drug absorption with regards to speed of delivery and drug action once absorbed into the systemic circulation.

There were no new adverse events in these studies with events correlated with the previous phase 1 study and a safety profile consistent with the literature.

We launched a phase 1 pharmacokinetic trial for TH104 in early 2024 and intend to complete the study with a topline readout in 2Q24. The clinical data package is strengthened by the phase 1 clinical trials previously conducted outside of the U.S., which showed reliable bioavailability of the active ingredient in TH104 via transmucosal film technology in healthy volunteers. We intend to provide topline data in 2024 for a phase 1 pharmacokinetic bridging study in the United States designed as a single-dose, single-center, open-label, randomized 2-way crossover study of TH104 transmucosal buccal film and an intravenous dose of drug administered under fasting conditions, with a 7 to 11-day washout period between doses. Sixteen normal healthy volunteers will participate in the study. The primary objective is to evaluate the absolute bioavailability of TH104 as well as assess safety and tolerability of the formulation.

We intend to complete a bridging pharmacokinetic phase 1 trial and a phase 2 proof-of-concept in PBC patients over approximately 12 months after aligning with FDA on trial design. We believe the completed phase 1 data coupled with the ongoing phase 1 pharmacokinetic bridging study in the United States may complement a phase 2a efficacy study to be initiated in 3Q24 in moderate-to-severe chronic pruritis in PBC as we begin engaging regulatory authorities in both the US and European Regulatory Authorities. The phase 2a trial is planned as a multiple ascending dose trial to assess the safety and tolerability of TH104 and will also evaluate the change from baseline in a validated endpoint for itch intensity in pruritis studies. Based on this data package, the Company expects to be able to initiate a registrational trial in 2025 pending an FDA discussion on phase 2 results.

According to the Centers for Disease control and Prevention Summary Health Statistics National Health Survey, more than 4 million patients suffer from liver disease in the U.S. and about 1.7 million suffer from pruritis, where PBC has the highest rate of prevalence. We believe TH104 may also be used for treating chronic pruritogenic conditions associated with cholestatic liver disease as well as other liver related and non-liver related diseases including fatty and alcoholic liver, non-alcoholic liver disease and certain types of hepatitis. Chronic pruritis is significant in liver diseases (40% chronic pruritis; 1.7 million patients affected) as well as chronic kidney diseases (24% chronic pruritis; 1.3 million patients affected), hemodialysis as well as atopic dermatitis (40% pruritis; 2.7 million patients affected).

Furthermore, we expect TH104 to be manufactured with a high speed of manufacturing with several features including very high content uniformity, prepared using scalable manufacturing methods and appropriate cost-of-goods. We intend to be able to create a highly reproducible product using a small manufacturing footprint with few contract drug manufacturing organizations in the marketplace which may allow limited entrants.

Background on Antibodies

Full-length human antibodies play a crucial role in drug development as therapeutic agents. Antibodies are large Y-shaped proteins produced by the immune system to identify and neutralize extraneous elements such as bacteria, viruses, and additional pathogens. Their capability to target particular molecules with high specificity and affinity are valuable tools in pharmaceutical therapeutics. For drug development, much research has enabled the generation of full-length human antibodies targeting a variety of pathophysiological agents, anomalous cells, or malfunctioning proteins associated in different diseases. Using an array of methodologies, these antibodies can be developed using different approaches, including phage display, hybridoma technology, and techniques involving novel antibody engineering focused on structural diversity. The realization of numerous therapeutic antibodies has considerably affected the treatment of diverse diseases, including cancer, autoimmune disorders, infectious, and inflammatory conditions. Their promising therapeutic properties, including decreased toxicity and augmented specificity compared to small molecules and other modalities with off-target effects, make them appealing candidates for human therapeutic development.

A large number of traditional antibodies are composed of immunoglobin G (IgG) format in a Y-shape molecule consisting of two heavy chains which are identical as well as two light chains also identical. A heavy chain pairs with a light chain to form two variable regions, or antibody binding fragment (Fab) which binds to antigens of the target. The constant region includes a region referred to as the fragment crystallizable (Fc) which binds to receptors present on cells in the immune system known as effector cells. In traditional full length monoclonal antibodies, the variable regions are identical and bind to the same target.

Bispecific antibodies are a specialized class of therapeutic antibodies designed to concurrently target two dissimilar antigens. Unlike traditional monoclonal antibodies that bind to a single target, bispecific antibodies can employ multi-specific targeting, offering distinctive benefits in drug development. By targeting two separate molecules involved in a disease process, bispecific antibodies enhance therapeutic efficacy, improve target specificity, and potentially overcome certain treatment resistance mechanisms. The development of bispecific antibodies involves different engineering strategies including quadroma technology, chemical conjugation-based methods and more recent technologies including Dual Variable Domain Immunoglobulin and two-in-one models can be employed to generate bispecific antibodies. These bispecific agents can target a diversity of disease-related pathways, creating adaptable molecules for numerous medical ailments, including cancer. Ongoing research and improvements over the last decade in antibody engineering allow for the design, optimization and scale-up of bispecific antibodies for human therapeutics development.

Our Pipeline Candidates

TH104

TH104 is a product which has been developed by embedding drug onto a proprietary transmucosal buccal film which adheres to the inside of the mouth. TH104 has key features which we believe make it an ideal product candidate for multiple liver-related and other pruritogenic inflammatory conditions. The active molecule, nalmefene, has a dual mechanism of action by affecting both the µ-opioid receptor and the kappa opioid receptor as well as inhibiting IL-17 inflammatory cytokine expression. We intend to complete a phase 1 pharmacokinetic trial for TH104 in second quarter 2024 as well as a phase 2 proof-of-concept in PBC patients over approximately 12 months after aligning with FDA on trial design by late 2024/early 2025. We believe TH104 may also be used for treating chronic pruritogenic conditions associated with cholestatic liver disease as well as other liver related and non-liver related diseases including fatty and alcoholic liver, non-alcoholic liver disease and certain types of hepatitis. Chronic pruritis is significant in liver diseases as well as chronic kidney diseases, hemodialysis and atopic dermatitis.

TH3215

Our pre-clinical, current lead product candidate, TH3215, is an anti-HER2/HER3 bispecific antibody candidate. The ErbB or HER family of cell surface proteins are some of the most well-known and validated oncology drug targets including ErbB2 or HER2 and Erb3 or HER3. Our antibodies against HER2 and HER3 bind to different domains of the extracellular portion of the proteins or epitopes with trastuzumab primarily binding the ECD IV of HER2. HER2 is a validated tumor antigen for antibody drug conjugates to treat HER2 positive cancers with two approved antibodies, Roche/Genentech’s KADCYLA® and Daiichi Sankyo/AstraZeneca’s ENHERTU®. Areas of interest for the development of TH3215 are as a treatment of solid tumors in which HER2 is overexpressed including breast cancer, colorectal cancer, endometrial cancer and gastroesophageal cancer.

The ErbB family of receptor tyrosine kinases, also known as Human Epidermal Growth Factor Receptor (“HER”) family, comprises four transmembrane receptors: HER1 (EGFR/ErbB1), HER2 (Neu/ErbB2), HER3 (ErbB3), and HER4 (ErbB4). These receptors play crucial roles in the regulation of cell proliferation, survival, differentiation, and migration. The ErbB family members are activated upon binding to specific ligands, including EGF, transforming growth factor-alpha (TGF-α), amphiregulin (“AR”), and others, resulting in receptor dimerization and autophosphorylation of specific tyrosine residues within their intracellular domains.

HER1, also known as EGFR, is the prototypical member of the ErbB family and is widely expressed in various tissues. Its activation initiates a downstream signaling cascade that involves the activation of the mitogen-activated protein kinase (“MAPK”) and phosphoinositide 3-kinase (“PI3K”)/AKT pathways, leading to cell proliferation and survival. HER1 dysregulation has been implicated in various cancers, making it an important therapeutic target.

HER2, also known as Neu or ErbB2, lacks a ligand-binding domain, and its activation is predominantly through heterodimerization with other ErbB family members. It is a key partner in heterodimerization with HER3, forming the most potent signaling complex among the ErbB receptors. This heterodimerization is thought to cause an oncogenic signal into cells overexpressing these receptors and cause tumorigenesis. HER2 is amplified and overexpressed in certain cancers, particularly breast cancer, contributing to aggressive tumor behavior and poor prognosis.

HER3, or ErbB3, possesses impaired tyrosine kinase activity, but its dimerization with other ErbB receptors, particularly HER2, leads to the activation of downstream signaling pathways. HER3 is a critical regulator of PI3K signaling, which is crucial for cell survival and proliferation. HER3 overexpression is associated with resistance to HER2-targeted therapies, making it an attractive target for cancer treatment. Furthermore, agents that may block both HER2 and HER3 signaling, in both ligand-dependent and independent pathways could be highly attractive strategies for human therapeutic development.

HER4, or ErbB4, exists in various isoforms and exhibits diverse functions depending on tissue context. HER4 activation can result in the activation of both the MAPK and PI3K/AKT pathways, but its signaling outcomes are complex and context-dependent. HER4 plays important roles in heart development, neural development, and breast tissue differentiation.

The ErbB family of receptor tyrosine kinases represent a closely synchronized signaling system that controls central cellular activities. Dysregulation of these receptors, either through mutations, amplifications, or overexpression, provides to the development and evolution of several cancers. Elucidating the elaborate signaling pathways and communications within the ErbB family is fundamental for developing targeted therapies to efficiently treat cancer and other diseases associated with aberrant ErbB signaling. Ongoing research continues to unveil the complexities of ErbB signaling, opening new avenues for innovative therapeutic strategies and personalized medicine approaches.

On July 5, 2023 (the “ABSI Effective Date”), we entered into a Research and Development Collaboration and License Agreement (the “ABSI Agreement”) with Applied Biomedical Science Institute (“ABSI”), pursuant to which ABSI granted us an exclusive royalty-bearing, sublicensable license to the ABSI Patents and a non-exclusive, royalty-bearing, sublicensable license to the ABSI Know-How to Exploit the ABSI Products for the treatment, diagnosis, prediction, detection or prevention of disease in humans and animals worldwide (as defined in the ABSI Agreement). Pursuant to the ABSI Agreement, the parties shall form a committee to manage the preclinical, investigational new drug enabling studies and such other activities as shall lead to the initiation of a Phase 1 clinical trial of the ABSI Product. The parties will collaborate on a Target-by-Target basis to identify and evaluate ABSI Products directed against such Target with a view to identifying or generating suitable Products (as defined in the ABSI Agreement) for our Company to Exploit. Upon completion of the Discovery Timeline (as defined in the ABSI Agreement) for a Target, subject to the terms and conditions of ABSI Agreement, we shall exclusively own any ABSI Products against such Target. In the event the committee determines that the discovery activities are unsuccessful with respect to a Target, we may propose an additional target, which, upon approval by ABSI, shall replace a failed Target. The antibodies from ABSI we are licensing are intended to be developed as unique from the currently approved anti-HER2 antibodies and may be incorporated into proprietary multi-format biologics (bi- and tri-specific antibodies, ADCs, CAR-T and CAR-NKs) against drug resistant cancers including HER2-positive metastatic breast cancer, gastric cancer, lung cancer and ovarian cancer.

In the past decade, cancer therapy has seen significant innovations, and one class of therapeutics gaining significant attention is bispecific antibodies. These specialized molecules are engineered to target two distinct antigens boosting their specificity and therapeutic potential. Among the most promising targets in oncology are HER2 and HER3 receptors, which play crucial roles in cell signaling and proliferation.

HER2 and HER3 are members of the ErbB family of receptor tyrosine kinases, and their dysregulation is associated with the development and progression of various cancers, including breast, ovarian, gastric, and lung cancers. HER2, also known as ErbB2, is overexpressed in approximately 20-30% of breast cancers and is linked to aggressive tumor behavior and poor prognosis. HER3, on the other hand, lacks intrinsic kinase activity but forms heterodimers with other ErbB family members, particularly HER2, leading to potent signaling through the PI3K/AKT pathway.

Traditional monoclonal antibodies targeting either HER2 or HER3 have shown promising clinical outcomes in some cancer patients; however, cancer cells often develop resistance mechanisms, leading to treatment failure. To overcome this challenge, researchers have turned to bispecific antibodies as a more effective approach to disrupt multiple signaling pathways simultaneously and prevent the emergence of resistance.

Bispecific antibodies that target both HER2 and HER3 receptors offer several advantages over traditional therapies. By simultaneously binding to both receptors, these antibodies can block the formation of heterodimers between HER2 and HER3, effectively inhibiting downstream signaling cascades that drive tumor growth and survival. Additionally, bispecific antibodies can also engage immune cells, such as T cells and natural killer cells, through their Fc region, promoting the destruction of cancer cells via antibody-dependent cell-mediated cytotoxicity and antibody-dependent cellular phagocytosis.

TH0059

Our second product candidate, TH0059, is a bispecific anti-HER2/anti-HER3 monoclonal ADC candidate. Research studies elucidating the biology of HER3 reveal that triggering of HER3 signaling stimulates tumor progression via augmentation of metastatic potential and induces treatment failure in human tumors. Mounting evidence supports HER3 as an important target and its activation is considered to be required to overcome therapeutic resistance, enhance efficacy, and increase patient survival. To date, to our knowledge, there is no FDA-approved HER3-targeted therapy for cancer treatment. Targeting both HER2 and HER3 with a blocking antibody is a strategy we intend to explore as we progress our pipeline.

TH1940

Our third product candidate, TH1940, is a proprietary IO biologic, in development targeting PD-1. On November 21, 2022, we entered into a research collaboration and product license agreement with Minotaur and a commercial license agreement with Taurus for use of certain technology, including OmniAb antibodies, to advance Picobodies against novel, unreachable and undruggable epitopes in high-value validated targets starting with PD-1. The research and collaboration agreement and product license agreement are for the development of proprietary targeted biologics, including TH 1940, against PD-1. It is anticipated that we will collaborate with Minotaur under the license from Taurus to discover, develop and advance biotherapeutics against high-value validated IO targets starting with PD-1. We extended this agreement in July of 2023 with an additional target (HER3) and an oncology target.

Picobodies are bovine-derived antibody “knob” domains comprised of cysteine-rich ultralong complementary determining region H3 sequences of 30-40 amino acids weighing ~3-4 KDa, which have the potential to access challenging undruggable epitopes better than full size antibodies can. By extending the half-life of knobs to create TH1940, we believe we can more efficiently target novel epitopes with greater binding affinity than approved anti-PD-1 antibodies. We further believe that the development of TH1940 is a step toward enabling us to enter the rapidly growing IO market with additional targets thereafter.

Source: Proceedings of the National Academy of Sciences of the United States of America “The smallest functional antibody fragment: Ultralong CDR H3 antibody knob regions potently neutralize SARS-CoV-2”

Our Other Product Candidates

We intend to further develop our pipeline with novel bispecific monoclonal antibodies. These bispecific antibodies are planned to simultaneously bind to two different antigens or to two different epitopes on the same antigen. Whether two different antigens or two epitopes on the same antigen, the bispecific antibody could bind its targets either on the same cell (cis) or on to different cells (trans). Our strategy involves targeting PD-1 combined with a known, validated undisclosed antigen or using HER2 instead of PD-1 while naturally occurring antibodies typically only target one epitope on one antigen.

Recent Developments

On the Avior Effective Date, we entered into the Avior Patent License Agreement with Avior pursuant to which we received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize TH104 and TH103 and to practice the Licensed Technology in connection with the foregoing, throughout the world. Pursuant to the Avior Patent License Agreement, we shall pay Avior a mid six digit up front license fee within ten days of the Avior Effective Date and an additional mid six digit license fee which shall be paid in four equal installments within ten days of the end of each fiscal quarter following the Avior Effective Date. In addition, we shall pay Avior a high single digit percentage of any upfront payments received by us as a result of the grant of any sublicenses with respect to AV104. We shall also pay Avior milestone payments in the aggregate amount of $24,250,000 upon the occurrence of various development milestones. Furthermore, we shall pay Avior certain fees based upon sales milestones. The payments for such sales milestones range from the low seven digits to the low eight digits with higher sales being subject to higher fees. Finally, we shall pay Avior royalties based on net sales. Such royalties range from low single digit percentages to mid single digit percentages with higher sales being subject to lower percentages. The Avior Patent License Agreement shall expire upon the expiration of the final payment obligation due to Avior as set forth in such agreement. Upon the expiration of the Avior Patent License Agreement, we shall have a fully paid, irrevocable, freely transferable and sublicensable worldwide license to the Licensed Patent Rights and Licensed Technology to Develop, have Developed, make, have made, use, have used, sell, offer for sale, have sold, import, have imported, export, have exported, commercialize or have commercialized any and all Licensed Products and to practice the Licensed Technology worldwide. Pursuant to the Avior Patent License Agreement, we may terminate the agreement at any time without cause, upon 30 days’ prior written notice to Avior along with payment of the next unpaid Development Milestone Payment, if any. Furthermore, either we or Avior may terminate the Avior Patent License Agreement (i) on written notice to the other party if the other party materially breaches any provision of the Avior Patent License Agreement and fails to cure such breach within 30 days after the breaching party receives written notice thereof or (ii) on written notice in the event that either party (A) becomes insolvent or admits its inability to pay its debts generally as they become due; (B) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully dismissed or vacated within 60 days; (C) is dissolved or liquidated or takes any corporate action for such purpose; (D) makes a general assignment for the benefit of creditors; or (E) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business. Upon termination of the Avior Patent License Agreement, the license granted pursuant to such agreement shall terminate and all rights in the Licensed Patent Rights and Licensed Products shall revert back to Avior.

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

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Earlier stage companies, such as smaller discovery phase biotechnology companies, may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. We anticipate some of our competitors for TH104 will include Mirum Pharma, Ipsen Pharma, Cara Therapeutics, Moonlake Therapeutics, Apogee Therapetuics, and Regeneron. In addition, some of our competitors for our early-stage pipeline include Bayer AG, Moderna Inc., Roche/Genentech, Daiichi Sankyo/Astra Zeneca, Merck, Bristol-Myers Squibb and Takeda Pharmaceutical Company.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products. Generic products are currently on the market, including the active ingredients which may be used for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our drug candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy and targeted drug therapy. There are a variety of available drug therapies marketed for solid tumors. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis, including drugs in the same therapeutic class as the payloads in product candidates contained in our pipeline.

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

Manufacturing

We do not own or operate any facilities in which we can formulate or manufacture our product candidates. We intend to rely on contract manufacturers to produce all materials required to conduct pre-clinical studies and clinical trials under current good manufacturing practice (“cGMP”), with oversight of these activities by our management team. We have identified alternate sources of supply and other contract manufacturers that can produce materials for our pre-clinical and clinical trial requirements on a timely basis. However, if an existing or future contract manufacturer fails to deliver on schedule, or at all, it may delay or interrupt the development process for our product candidates, which may have an adverse effect on our operating results and estimated timelines.

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

Our patent portfolio includes 3 patent families with 2 issued U.S. patents and 14 pending applications related generally to treatment of pruritis. The claims of these patents and applications cover devices and their method of manufacture, as well as methods of treating. Specifically, our patent portfolio currently includes two issued U.S. patents, as well as a pending application in the U.S. and 13 pending applications abroad. Patent protection is expected to expire in 2039, absent any applicable patent term adjustments or extensions. We may file other patent applications in the future.

We also have issued patents and pending applications related generally to our polymeric nanoparticle technologies, methods of making our polymeric nanoparticle technologies, and methods of using our polymeric nanoparticles therapeutically (e.g., for delivery of therapeutic compounds). Patent protection for the earliest-filed family is expected to expire in 2033, absent any applicable patent term adjustments or extensions, with more recently filed families expiring approximately between 2033 and 2042. We have collaborations with Minotaur Therapeutics, Inc. and Applied Biomedical Science Institute regarding applications of this technology with a variety of multispecific binders including binders for HER2 and HER3, as well as an anti-PD-1 binder. These collaborations will likely lead to filing of additional patent applications in the future.

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

As with many biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our products will depend on our success in obtaining effective patent claims and enforcing those patent claims. However, our owned pending patent applications, and any patent applications that may be filed in the future or licensed from third parties, may not result in issuance. The breadth of claims that may be allowed or enforced in our patents also cannot be predicted. Any of our issued patents or patents obtained in the future may be challenged, invalidated, infringed or circumvented. In addition, because of the extensive time required for clinical development and regulatory review of a therapeutic product that may be developed, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide. Further, the collaborations we have entered into may not result in patentable subject matter or potential licensing agreements may not be successfully negotiated.

We intend to file an intent-to-use U.S. trademark application for “THARIMMUNE INC” (for “Pharmaceutical preparations for use in cancer treatment and therapies”) in International class 5.

Minotaur Research and Collaboration Agreement and Taurus License Agreement

We entered into a research collaboration and product license agreement with Minotaur Therapeutics, Inc. (“Minotaur”) and a commercial license agreement with Taurus Biosciences, LLC (“Taurus”) for use of certain technology, including OmniAb antibodies, to advance Picobodies against novel, unreachable and undruggable epitopes in high-value validated targets starting with PD-1. The research and collaboration agreement and product license agreement are for the development of proprietary targeted biologics, including TH1940, against PD-1.

The research collaboration between us and Minotaur will be executed under the license from Taurus to discover, develop and advance biotherapeutics against high-value validated IO targets. Picobodies are bovine-derived antibody “knob” domains comprised of cysteine-rich ultralong complementary determining region H3 sequences of 30-40 amino acids weighing ~3-4KDa, which have the potential to access challenging epitopes better than full size antibodies can.

By combining non-proprietary half-life extending methods which are linked to a PD-1 Picobody™ to create TH1940, we believe we could more efficiently target novel epitopes with greater binding affinity than currently approved anti-PD-1 antibodies. We further believe that the development of TH1940 is a step toward enabling us to enter the rapidly growing immune-oncology market with additional targets thereafter.

Applied Biomedical Research Institute Option Agreement

On July 5, 2023, the ABSI Effective Date, we entered into the ABSI Agreement with ABSI pursuant to which ABSI granted us an exclusive royalty-bearing, sublicensable license to the ABSI Patents and a non-exclusive, royalty-bearing, sublicensable license to the ABSI Know-How to Exploit the ABSI Products for the treatment, diagnosis, prediction, detection or prevention of disease in humans and animals worldwide (each as defined in the ABSI Agreement). Pursuant to the ABSI Agreement, the parties shall form a committee to manage the preclinical, IND- enabling studies and such other activities as shall lead to the initiation of a Phase 1 clinical trial of the ABSI Product. The parties will collaborate on a Target-by-Target basis to identify and evaluate ABSI Products directed against such Target with a view to identifying or generating suitable Products (as defined in the ABSI Agreement) for our Company to Exploit. “Target” means ErB2 (Her2) and ErbB3 (HER3). Upon completion of the Discovery Timeline (as defined in the ABSI Agreement) for a Target, subject to the terms and conditions of ABSI Agreement, we shall exclusively own any ABSI Products against such Target. In the event the committee determines that the discovery activities are unsuccessful with respect to a Target, we may propose an additional target, which, upon approval by ABSI, shall replace a failed Target.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of extensive pre-clinical laboratory tests, animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

●	performance of adequate and well-controlled human clinical trials in accordance with an applicable IND and clinical study related regulations, referred to as GCP, to establish the safety and efficacy of the proposed drug for its proposed indication;

●	submission to the FDA of an NDA;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with the FDA’s cGMP requirements;

●	potential FDA audit of the clinical trial sites that generated the data in support of the NDA; and

●	FDA review and approval of the NDA prior to any commercial marketing or sale.

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

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. These regulations include the requirement that all research subjects provide informed consent in writing before their participation in any clinical trial. Further, an IRB must review and approve the plan for any clinical trial before it commences at any institution, and the IRB must conduct continuing review and reapprove the study at least annually. An IRB considers, among other things, whether the risks to individuals participating in the clinical trial are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the clinical trial and the consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

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

Civil Monetary Penalties Statute

The CMPL, 42 U.S.C. § 1320a-7a, authorizes the imposition of civil monetary penalties, assessments, and exclusions against an individual or entity based on a variety of prohibited conduct, including, but not limited to: (i) presenting, or causing to be presented, claims for payment to Medicare, Medicaid, or other third-party payors that the individual or entity knows or should know are for an item or service that was not provided as claimed or is false or fraudulent; (ii) offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider; (iii) arranging contracts with an entity or individual excluded from participation in a federal healthcare program; (iv) violating the federal AKS; (v) making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a federal healthcare program; (vi) making, using, or causing to be made any false statement, omission, or misrepresentation of a material fact in any application, bid, or contract to participate or enroll as a provider of services or a supplier under a federal healthcare program; and (vii) failing to report and return an overpayment owed to the federal government. We could be exposed to a wide range of allegations to which the federal CMPL would apply. We cannot foreclose the possibility that we will face allegations subject to the CMPL with the potential for a material adverse impact on our business, results of operations and financial condition. Substantial civil monetary penalties may be imposed under the federal Civil Monetary Penalty Statute and may vary, depending on the underlying violation. In addition, an assessment of not more than three times the total amount claimed for each item or service may also apply, and a violator may be subject to exclusion from federal and state healthcare programs.

Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

Employees

As of February 20, 2024, we employed 2 full-time employees and 1 part-time employee. We are not a party to any collective bargaining agreements, and we believe that we maintain good relations with our employees.

Our human capital resources objectives include identifying, recruiting, retaining and incentivizing our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through granting of equity-based compensation awards and cash-based compensation awards, in order to increase stockholder value and support success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Facilities

Our corporate headquarters are located at 1200 Route 22 East, Suite 2000, Bridgewater, NJ 08807 pursuant to a monthly rental agreement. We believe this to be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Our Corporate History

We were incorporated under the laws of the State of Delaware on March 28, 2017 under the name Hillstream BioPharma Inc. (“HBI”). On July 16, 2019, Hillstream BioPharma Holdings, Inc. (“Holdco”) was formed as a Delaware C-corporation. On July 24, 2019, Holdco entered into a Contribution and Exchange Agreement with Nanoproteagen LLC (“Nanoproteagen”) whereby the members of Nanoproteagen exchanged 100% of their membership interests in Nanoproteagen for shares of Holdco common stock. Also on July 24, 2019, the stockholders of HBI exchanged 100% of their shares of common stock for shares of common stock of Holdco. HBI and Nanoproteagen became wholly-owned subsidiaries of Holdco. On August 7, 2019, pursuant to a certificate of amendment, Holdco’s name was changed to Hillstream BioPharma, Inc. and HBI’s name was changed to HB Pharma Corp. On November 12, 2020, Hillstream BioPharma, Inc. entered into a Share Exchange Agreement with Farrington Therapeutics LLC (“Farrington”), whereby the members of Farrington exchanged their membership interest in Farrington for shares of common stock of Hillstream BioPharma, Inc., and Farrington became a wholly-owned subsidiary of Hillstream BioPharma, Inc. On September 21, 2023, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware pursuant to which it changed its name to Tharimmune, Inc. effective as of September 25, 2023.

On November 17, 2023, we filed a Certificate of Amendment to our Certificate of Incorporation, as amended, with the Delaware Secretary of State to effectuate a 1-for-25 reverse stock split of our issued and outstanding shares of common stock. The reverse stock split became effective at 4:01 p.m. Eastern time on November 20, 2023. All share data, per share data, and related information contained in this Annual Report on Form 10-K has been retrospectively adjusted to reflect the effect of the reverse stock split.

As of December 31, 2023, the Company had one wholly-owned subsidiary, HB Pharma Corp.

Available Information

Our website address is www.tharimmune.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

ITEM 1A. RISK FACTORS

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2017, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Since our inception, we have spent the first three years developing and refining our technology, and since 2019, we have focused our efforts on advancing the development of our product candidate, HSB-1216, which we recently deprioritized, as well as TH3215, TH0059 and TH1940 (formerly known as HSB-3215, HSB-0059 and HSB-1940, respectively). In November 2023, we entered into the Avior Patent License Agreement for a clinical-stage asset, TH104, and TH103, a compound which we intend to potentially file an IND for.

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

We intend to commence Phase 1 clinical studies for TH104 in 2023 and Phase 2 clinical studies in 2024. In addition, we intend to submit INDs to the FDA for our early-stage pre-clinical programs to gain approval to initiate clinical studies in 2025 for both TH3215 and TH1940; however, no assurance can be provided that our clinical Phase 1 or Phase 2 studies will be completed or that our INDs will be accepted by the FDA based on our anticipated timeline, if at all. Our early-stage programs are in pre-clinical discovery and research stages. As a result, we expect that it will take several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Any biomarker discovery or drug development that we are conducting may not be successful in identifying biomarkers that have commercial value for our products or therapeutic utility. Platforms may initially show promise in identifying potential biomarkers for our drug candidates, yet fail to stratify patients for clinical development or commercialization for a number of reasons, including, but not limited to:

●	research programs to identify new biomarkers will require substantial technical, financial and human resources, and we may be unsuccessful in our efforts to identify biomarkers. If we are unable to identify suitable biomarkers for pre-clinical and clinical development, our ability to stratify patients could be compromised, which could result in significant harm to our financial position and adversely impact our stock price;

●	identified biomarkers may not demonstrate correlation to efficacy, safety or tolerability;

●	available data that seeks to correlate genomic or biomarker signatures with certain diseases may be influenced by the race of the patient which may limit the efficacy of our drug candidates;

●	the regulatory pathway for the biomarkers may be too complex, expensive or otherwise difficult to navigate successfully; and

●	competitors may develop alternative approaches that render our potential biomarkers non-competitive or less attractive.

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

We have never been profitable and have incurred significant losses in each year since inception. For the years ended December 31, 2023 and 2022 we reported a net loss of $9.3 million and $8.5 million, respectively. As of December 31, 2023, we had an accumulated deficit of $24.7 million. We have funded our operations primarily with proceeds from the sale of our equity and debt securities.

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

We intend to advance TH104, a clinical stage asset, as well as our early-stage candidates, TH3215, TH0059 and TH1940, through development. Developing drugs is expensive and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates through clinical studies.

As of December 31, 2023, we had cash of $10.9 million; however, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds may present challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Management has performed an analysis and concluded that there exists a substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing on terms acceptable to us, if at all.

Our financial statements as of December 31, 2023 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Management has performed an analysis and concluded that there exists a substantial doubt about our ability to continue as a going concern. Separately, our independent registered public accounting firm included in its opinion for the year ended December 31, 2023 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, obtain government grants, reduce expenditures and generate significant revenue. Our financial statements as of December 31, 2023 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement in the accompanying financial statement, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

Risks Related to the Discovery and Development of Our Product Candidates

We are substantially dependent on the success of our product candidates. If we are unable to complete development of, obtain approval for and commercialize our product candidates for one or more indications in a timely manner, our business may be harmed.

Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize our product candidates. We currently have no products approved for sale. The success of our business, including our ability to finance our Company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.

In the future, we may also become dependent on other product candidates that we may develop or acquire; however, no product candidates based on our technology have been tested in humans and given our early stage of development, it may be many years, if at all, before we may be able to demonstrate the safety and efficacy of our product candidates to warrant approval for commercialization.

The clinical and commercial success of our current and any future product candidates will depend on a number of factors, including the following:

●	our ability to raise any additional required capital on acceptable terms, or at all;

●	our ability to complete IND-enabling studies and successfully submit an IND to the FDA;

●	timely completion of our pre-clinical studies and clinical trials, which may be slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

●	requirements by the FDA or similar foreign regulatory agencies to conduct additional clinical trials or other studies beyond those planned to support approval of our product candidates;

●	acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our product candidates by the FDA and similar foreign regulatory authorities;

●	our ability to consistently manufacture our product candidates on a timely basis;

●	our ability, and the ability of any third parties with whom we contract, to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practice (“cGMP”);

●	our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, efficacy and acceptable risk-benefit profile of our product candidates;

●	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates or future approved products, if any;

●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to our current and future product candidates or approved products, if any;
●	our ability to successfully develop a commercial strategy and thereafter commercialize our product candidates in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

●	the availability of coverage and adequate reimbursement from managed care plans, private insurers, government payors (such as Medicare and Medicaid) and other third-party payors for any of our product candidates that may be approved;

●	the convenience of our treatment or dosing regimen;

●	acceptance by physicians, payors and patients of the benefits, safety and efficacy of our product candidates, if approved, including relative to alternative and competing treatments;

●	the willingness of physicians, operators of hospitals and clinics and patients to utilize or adopt our therapeutic approaches;

●	patient demand for our current or future product candidates, if approved;

●	our ability to establish and enforce intellectual property rights in and to our product candidates; and

●	our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims.

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

Our pipeline is based on novel ideas and technologies that are unproven and may not result in marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval.

We are using our technology to develop product candidates to treat rare diseases, inflammatory disorders and cancer. Our foundational science and product development approach are based on our ability to deliver our drug candidates to target receptors and specified cells or tissues at the site of disease to boost efficacy while abating adverse effects on healthy tissue. We believe that this approach may offer an improved therapeutic effect by delivering drug candidates to areas which may alleviate symptoms and/or treat diseased tissue. However, this approach to treating these diseases is novel and the clinical research that results in a product candidate has had limited testing in humans. For our early-stage, preclinical compounds, we are in the process of validating different tumor-specific therapeutic product candidates. We may spend substantial funds attempting to develop these products with our approach and never succeed in developing a marketable therapeutic.

As such, we cannot assure you that even if we are able to develop product candidates to treat the diseases we are targeting, such therapies would safely and effectively treat such diseases. We may spend substantial funds attempting to develop this approach and never succeed in developing a marketable therapeutic. We are unable to predict when or if our drug candidates will prove effective or safe in humans or if we will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete pre-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of pre-clinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. In particular, the small number of patients in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to obtain marketing approval or commercialize our drug candidates, including:

●	regulators or institutional review boards (“IRBs”)/ethics committees (“ECs”) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

●	clinical trials for our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, delay clinical trials or abandon product development programs;

●	the number of patients required for clinical trials for our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or the duration of these clinical trials may be longer than we anticipate;

●	competition for clinical trial participants from investigational and approved therapies may make it more difficult to enroll patients in our clinical trials;

●	we or third-party collaborators may fail to obtain the clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;

●	our third-party contractors may fail to meet their contractual obligations to us in a timely manner, or at all, or may fail to comply with regulatory requirements;

●	we may have to suspend or terminate clinical trials for our drug candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

●	our drug candidates may have undesirable or unexpected side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs/ECs to suspend or terminate the trials;

●	the cost of clinical trials for our drug candidates may be greater than we anticipate;

●	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials for our drug candidates may be insufficient or inadequate and result in delays or suspension of our clinical trials; and

●	we or a diagnostic development partner may fail to receive regulatory approval of a companion diagnostic for use with a marketed product.

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

Before obtaining marketing approval from the FDA for the sale of our product candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on pre-clinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our drug candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. In addition, we will need to initiate clinical trials for TH104. In addition, we will need to receive FDA clearance of our IND for TH3215, TH0059 and TH1940 before we can begin clinical trials and would require the same acceptance by the FDA prior to initiating any clinical trials in the United States for any of our other drug candidates. The FDA may require us to conduct additional pre-clinical studies for any drug candidate before it allows us to initiate clinical trials under any IND, which may lead to additional delays and increase the costs of our pre-clinical development programs.

Any delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly affect our product development costs. We do not know whether our planned trials will begin on time or at all, or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	the FDA disagreeing as to the design or implementation of our clinical trials or with our recommended dose for any of our pipeline programs;

●	obtaining FDA authorization to commence a trial or reaching a consensus with the FDA on trial design;

●	failing to obtain regulatory clearance or approval of companion diagnostics we may use to identify patients for enrollment in our clinical trials;

●	any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	obtaining approval from one or more IRBs/ECs;

●	IRBs/ECs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

●	changes to clinical trial protocol;

●	clinical sites deviating from trial protocol or dropping out of a trial;

●	failing to manufacture or obtain sufficient quantities of drug candidate or, if applicable, combination therapies for use in clinical trials;

●	patients failing to enroll or remain enrolled in our trials at the rates we expect, or failing to return for post-treatment follow-ups;
●	patients choosing an alternative treatment, or participating in competing clinical trials;

●	lack of adequate funding to continue clinical trials;

●	patients experiencing severe or unexpected drug-related adverse effects;

●	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;

●	selecting or being required to use clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;

●	a facility manufacturing our drug candidates or any of their components being ordered by the FDA to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or infections or cross-contaminations of drug candidates in the manufacturing process;

●	any changes to our manufacturing process that may be necessary or desired;

●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol Good Clinical Practice (“GCP”) or other regulatory requirements;

●	us, or our third-party contractors not performing data collection or analysis in a timely or accurate manner or improperly disclosing data prematurely or otherwise in violation of a clinical trial protocol; or

●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the interim data from clinical trials related to TH104, or preclinical data for TH3215, TH0059 or TH1940. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differs from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.

We may not be able to initiate or continue our ongoing or planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

Patient enrollment may be affected if our competitors have ongoing clinical trials for programs that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Patient enrollment for our current or any future clinical trials may be affected by other factors, including:

●	size and nature of the patient population;

●	severity of the disease under investigation;

●	the design of the trial and the complexity for patients and clinical sites;

●	availability and efficacy of approved drugs for the disease under investigation;

●	patient eligibility criteria for the trial in question as defined in the protocol;

●	perceived risks and benefits of the product candidate under study;

●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or other product candidates being investigated for the indications we are investigating;

●	clinicians’ willingness to screen their patients for biomarkers to indicate which patients may be eligible for enrollment in our clinical trials;

●	the ability to obtain and maintain patient consents;

●	patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment;

●	proximity and availability of clinical trial sites for prospective patients; and

●	the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage disease patients and will not survive the full terms of the clinical trials.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Any negative results we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain marketing approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

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

We may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our candidates prove to be ineffective, unsafe or commercially unviable, our pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

TH104, TH3215, TH0059 and TH1940 are novel product candidates, making it difficult to predict the time, cost and potential success of these product candidates. We have not yet been able to assess the safety and efficacy of any product candidates in humans. Our success depends on our ability to develop and commercialize product candidates. The novel nature of some of our technology makes it difficult to accurately predict the developmental challenges we may face for product candidates as they proceed through research, pre-clinical or greenhouse studies and clinical or field trials.

Because our pre-clinical research programs are all research or pre-clinical stages, we have not yet been able to assess the safety or efficacy of any product candidates in humans. If our product candidates do not achieve projected development milestones or commercialization in the announced or expected timeframes, the further development or commercialization of such product candidates may be delayed, and our business may be harmed. Current or future product candidates may not meet safety and efficacy requirements for continued development or ultimate approval in humans and may cause significant adverse events or toxicities.

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

Moreover, if our drug candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for our drug candidates, if approved. We may also be required to modify our study plans based on findings in our clinical trials. Many drugs that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

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

In addition, if any of our drug candidates receive marketing approval, and we or others later identify undesirable side effects caused by treatment with such drug, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approval of the drug;

●	we may be required to recall a product, change the dosage of a product, or change the way the drug is administered to patients;

●	regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

●	we may be required to implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients;

●	additional restrictions may be imposed on the marketing or promotion of the particular product or the manufacturing processes for the product or any component thereof;

●	we could be sued and held liable for harm caused to patients;

●	the drug could become less competitive; and

●	our reputation may suffer.

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

Our success depends on the market’s confidence that we can provide therapeutic products that improve clinical outcomes, lower healthcare costs and enable better biopharmaceutical development. Failure of our products, or those jointly developed with our collaborators, to perform as expected could significantly impair our operating results and our reputation. We believe patients, clinicians, academic institutions and biopharmaceutical companies are likely to be particularly sensitive to defects, errors, inaccuracies, delays and toxicities in or associated with our products. Furthermore, inadequate performance of these products may result in lower confidence in our pipeline in general.

We may not succeed in achieving significant commercial market acceptance for our current or future products due to a number of factors, including:

●	our ability to demonstrate the clinical utility of our pipeline and related products and their potential advantages over existing drug products to academic institutions, biopharmaceutical companies and the medical community;

●	our ability, and that of our collaborators, to secure and maintain FDA and other regulatory clearance, authorization or approval for our products;

●	the agreement by third-party payors to reimburse our products, the scope and extent of which will affect patients’ willingness or ability to pay for our products and will likely heavily influence physicians’ decisions to recommend our products;

●	the rate of adoption of our pipeline and related products by academic institutions, clinicians, key opinion leaders, advocacy groups and biopharmaceutical companies; and

●	the impact of our investments in product innovation and commercial growth.

Additionally, our customers and collaborators may decide to decrease or discontinue their use of our products due to changes in their research and development plans, failures in their clinical trials, financial constraints, the regulatory environment, negative publicity about our products, competing products or the reimbursement landscape, all of which are circumstances outside of our control. We may not be successful in addressing these or other factors that might affect the market acceptance of our products. Failure to achieve widespread market acceptance of our pipeline and related products would materially harm our business, financial condition and results of operations.

Pandemics, such as COVID-19, may adversely impact our business, results of operations, financial condition, liquidity and cash flows and that of our clients.

The COVID-19 pandemic and efforts to control its spread had an impact on our operations. For example, as a result of COVID-19, we previously experienced delays from our manufacturers with respect to the shipping of our materials as well as delays in completion of analytical testing as a result of the shelter-in-place order restrictions. Pandemics, such as COVID-19, may have a material economic effect on our business because our research and development may be affected as a result of delays in study monitoring and data analysis; some participants and clinical investigators may not be able to comply with clinical trial protocols; any quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, resulting in our inability to conduct our research activities, including our clinical trials; and infections and deaths related to a pandemic may disrupt the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay FDA review and/or approval of our product candidates. While the potential economic impact brought by such pandemics may be difficult to assess or predict, it has caused, and may result in further significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from a health pandemic could materially and adversely affect our business and the value of our common stock.

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

The therapeutic design and development activities that we are conducting may not be successful in developing drug candidates that are useful in treating rare diseases, inflammatory conditions, cancer or other diseases. Our research programs may initially show promise in identifying potential drug candidates, yet fail to yield drug candidates for clinical development for a number of reasons, including:

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

In particular, there is intense competition in the fields of rare diseases, inflammatory conditions and oncology. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates.

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

Sales of our product candidates, if approved, or any other future product candidate will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

●	The federal Anti-Kickback Statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value.

●	Federal false claims and false statement laws, including the federal civil False Claims Act and the Civil Monetary Penalties Law (“CMPL”), prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent.

●	Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, impose obligations on certain types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information.

●	The Federal Food, Drug and Cosmetic Act, which governs the production, sale, distribution, promotion and sampling of drugs, biologics and medical devices and prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices including marketing drug products for off-label use;

●	The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations.

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

Federal, state and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform or that affect the healthcare industry. We anticipate that there will continue to be increased government oversight and regulation of the healthcare industry in the future. We cannot predict the ultimate content, timing or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on our business. It is possible that future legislation enacted by Congress or state legislatures, or regulations promulgated by regulatory authorities at the federal or state level, could adversely affect our business. We also cannot predict the outcome of any current or future litigation that may affect interpretation of, or deference to, agency regulations and guidance.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and if we are found to have improperly promoted off-label uses of our drugs or drug candidates, if approved, we may become subject to significant liability.

If we are found to have improperly promoted off-label uses of our drugs or drug candidates, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products, such as our drug candidates. In particular, a drug may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the drug’s approved labeling, including a different dosage, delivery or patient population than is contained in the label. If we receive marketing approval for our drug candidates for our proposed indications, physicians may nevertheless use our drugs for their patients in a manner that is inconsistent with the approved label. However, if we are found to have promoted our drugs for any off-label uses, the federal government could levy civil, criminal and/or administrative penalties, and seek fines against us. The FDA or other regulatory authorities could also request that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of our drug candidates, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

We may not be able to obtain or maintain Fast Track designation or accelerated approval for our drug candidates.

If a drug is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA Fast Track designation. If there are therapies already available for the condition, a fast track drug must show an advantage over the available therapy including superior efficacy, lessening or avoidance of side effects, improving the diagnosis of a serious condition, decreasing a clinical significant toxicity of an available therapy or ability to address an emerging or anticipated public health need. If we seek Fast Track designation for a drug candidate, we may not receive it from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular time frame. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

We currently depend on a sole source supplier and manufacturer for the active ingredient in our product candidates and the inability to obtain the active ingredient for our product candidates as required could harm our business.

We currently source the active ingredient for TH1940, TH3215 and TH0059 from sole suppliers/manufacturers. In addition, we anticipate that we will also source the active ingredient in TH104 from a sole supplier/manufacturer. Although we believe that we can obtain the active ingredient for TH1940, TH3215, TH0059 and TH104 from other suppliers, supply shortages for these particular raw material may delay our clinical trials. If we are unable to procure the active ingredient for our product candidates as needed, our business may be harmed.

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

We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party clinical research organizations or other third-party consultants or vendors to assist us in this process. Securing marketing approval requires the submission of extensive pre-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. New therapeutics frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our drug candidates receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the drug.

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

We have invested a significant portion of our time and financial resources in the development of our pre-clinical product candidates. Our business is dependent on our ability to successfully complete pre-clinical and clinical development, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner.

Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA, may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA, also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

While it is possible that one or more of our drug candidates may require a companion diagnostic to select the patients who will likely respond to a therapy involving one of our drug candidates as a condition of approval, it is too early in our drug candidates development to identify which drug candidate, if any, would require a companion diagnostic. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic drug or indication, the FDA generally will not approve the therapeutic drug or new therapeutic drug indication if the companion diagnostic is not also approved or cleared for that indication. Under the Federal Food, Drug and Cosmetic Act (“FDCA”), companion diagnostics are regulated as medical devices, and the FDA has generally required companion diagnostics intended to select the patients who will respond to treatment to obtain Premarket Approval (“PMA”) for the diagnostic. The PMA process, including the gathering of clinical and pre-clinical data and the submission to and review by the FDA, involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. A PMA is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a “not approvable” determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. As a result, if we are required by the FDA to obtain approval of a companion diagnostic for a therapeutic drug candidate, and we do not obtain or there are delays in obtaining FDA approval of a diagnostic device, we may not be able to commercialize the drug candidate on a timely basis or at all and our ability to generate revenue will be materially impaired.

Any drug candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such drug, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement a REMS. New drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our drug candidates receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the drug.

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

Healthcare reform initiatives in the United States may impact our business and results of operations.

In the United States, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect the future results of pharmaceutical manufactures’ operations. In particular, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare and prescription drug costs. On the federal level, the Affordable Care Act (“ACA”) was enacted in March 2010, and included measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA that have been of greatest importance to the pharmaceutical and biotechnology industry are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●	implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”;

●	a licensure framework for follow-on biologic products;

●	creation of Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price;

●	adoption of methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;

●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	creation of a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

●	expansion of the entities eligible for discounts under the Public Health program.

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

Because of the volatility surrounding the implementation and enforcement of the ACA since its passage, the full effect that the ACA would have on a pharmaceutical manufacturer remains unclear. This uncertainty is heightened by President Biden’s January 28, 2021 Executive Order on Strengthening Medicaid and the ACA which indicates that the Biden Administration may significantly modify the ACA and further reform the ACA and other federal programs in manner that may impact our operations. The Biden Administration has indicated that a goal of its administration is to expand and support Medicaid and the ACA and to make high-quality healthcare accessible and affordable. The potential increase in patients covered by government funded insurance may impact our pricing. Further, it is possible that the Biden Administration may further increase scrutiny of drug pricing.

Additionally, in December 2019, a federal appeals court held that the individual mandate portion of the ACA was unconstitutional and left open the question whether the remaining provisions of the ACA would be valid without the individual mandate. However, on appeal, the Supreme Court ruled, in June 2021, that the parties challenging the law lacked standing, leaving the ACA in place. It is unclear how any other potential litigation challenging the ACA and the healthcare reform measures of the Biden administration will impact the ACA. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services.

Moreover, prescription drug pricing and transparency has been a recent focus of federal policymaking. The Inflation Reduction Act, signed into law in August 2022, contained multiple provisions aimed at lowering the cost of prescription drugs. The law allows Medicare to negotiate the price of certain high-cost drugs with pharmaceutical manufacturers and puts a limit on out-of-pocked costs for Medicare Part D members. Pharmaceutical manufacturers will also have to pay rebates to Medicare if the prices of their drugs under Medicare increase fast than the rate of inflation. The Biden Administration also issued an executive order in October 2022 aimed at evaluating new health care payment and delivery models that would lower costs for prescription drugs and promote access to emerging therapies.

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

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the Leahy-Smith Act) signed into law in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. For example, the Leahy-Smith Act allows third-party submission of prior art to the U.S. Patent and Trademark Office (“USPTO”) during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter parties review, and derivation proceedings. In addition, the Leahy-Smith Act has transformed the U.S. patent system from a “first-to-invent” system to a “first-to-file” system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention.

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

If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our drug candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive; thereby giving our competitors and other third parties access to the same technologies licensed to us and could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or drug. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right and could be forced to indemnify our collaborators or others. A finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations, which could materially harm our business. In addition, we may be forced to redesign our drug candidates, seek new regulatory approvals and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

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

As of February 20, 2024, we had 2 full-time employee and 1 part-time employee. As our clinical development and commercialization plans and strategies develop, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:

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

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

Our business is increasingly dependent on critical, complex, and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. These systems are also critical to enable remote working arrangements, which have been growing in importance. The size and complexity of our computer systems make us potentially vulnerable to IT system breakdowns, internal and external malicious intrusion, and computer viruses and ransomware, which may impact product production and key business processes. We also have outsourced significant elements of our information technology infrastructure and operations to third parties, which may allow them to access our confidential information and may also make our systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by such third parties or others.

In addition, our systems are potentially vulnerable to data security breaches - whether by employees or others - which may expose sensitive data to unauthorized persons. Data security breaches could lead to the loss of trade secrets or other intellectual property, result in demands for ransom or other forms of blackmail, or lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage or extortion) and expertise, including by organized criminal groups, “hacktivists,” nation states, and others. As a company with an increasingly global presence, our systems are subject to frequent attacks. There is the potential that our systems may be directly or indirectly affected as nation-states conduct global cyberwarfare, including in connection with the current Russia-Ukraine or Hamas-Israel armed conflict.

Due to the nature of some of these attacks, there is a risk that an attack may remain undetected for a period of time. While we continue to make investments to improve the protection of data and information technology, and to oversee and monitor the security measures of our suppliers and/or service providers, there can be no assurance that our efforts will prevent service interruptions or security breaches. In addition, we depend in part on third-party security measures over which we do not have full control to protect against data security breaches.

If we or our suppliers and/or service providers fail to maintain or protect our information technology systems and data security effectively and in compliance with U.S. and foreign laws, or fail to anticipate, plan for, or manage significant disruptions to these systems, we or our suppliers and/or service providers could have difficulty preventing, detecting, or controlling such disruptions or security breaches, which could result in legal proceedings, liability under U.S. and foreign laws that protect the privacy of personal information, disruptions to our operations, government investigations, breach of contract claims, and damage to our reputation (in each case in the U.S. or globally), which could have a material adverse effect on our business, prospects, operating results, and financial condition.

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

The estimates of market opportunity and forecasts of market growth included in this prospectus may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Market opportunity estimates and growth forecasts included in this prospectus are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The estimates and forecasts included in this prospectus relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasts included in this prospectus, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this prospectus, these factors include:

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements for the years ended December 31, 2023 and 2022, our independent registered public accounting firm identified a material weakness. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that have been identified by our independent registered public accounting firm relate to (i) the design and implementation of appropriate segregation of duties to separate the roles of authorizing, initiating, and recording transactions or reviewing transactions for the completeness and accuracy of contracts with financial reporting implications and (ii) us lacking sufficient appropriate accounting and reporting knowledge to effectively perform review controls surrounding technical accounting matters. While we have initiated a procedure to remediate the material weakness by reviewing the material contracts on a quarterly basis with the accounting department and supporting staff and intend to use third party experts to review the accounting treatment for significant transactions and provide management with guidance on the treatment of the transactions, we may not be successful in remediating such weaknesses in a timely manner, if at all, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Furthermore, if we remediate our current material weakness but identify new material weaknesses in our internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected. As a result of such failures, we could also become subject to investigations by Nasdaq, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our business.

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

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly confirmed that depositors at SVB and Signature Bank would continue to have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans. In addition, there is a risk that one or more of our current clients, financial institutions or other third parties with whom we do business may be adversely affected by the foregoing risks, which may have an adverse effect on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We believe cybersecurity is critical to advancing our technological advancements. As a biopharmaceutical company, we face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of service. Our customers, suppliers, subcontractors, and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity.

Our Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our cybersecurity consultant, regularly briefs the Board of Directors on our cybersecurity and information security posture and the Board of Directors is apprised of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us. The full Board retains oversight of cybersecurity because of its importance. In the event of an incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery, and notification, including notifying functional areas (e.g., legal), as well as senior leadership and the Board, as appropriate. Our Cybersecurity consultant has extensive information technology and program management experience. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks.

As a biopharmaceutical company, we must comply with extensive regulations, including requirements imposed by the Federal Drug Administration related to adequately safeguarding patient information and reporting cybersecurity incidents to the SEC. We work with our cybersecurity consultant on assessing cybersecurity risk and on policies and practices aimed at mitigating these risks. We believe we are positioned to meet the requirements of the SEC. In addition to following SEC guidance and implementing pre-existing third party frameworks, we have developed our own practices and frameworks, which we believe enhance our ability to identify and manage cybersecurity risks. Third parties also play a role in our cybersecurity. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. Assessing, identifying, and managing cybersecurity related risks are factored into our overall business approach.

We rely heavily on our supply chain to deliver our products and services, and a cybersecurity incident at a supplier, subcontractor or business partner could materially adversely impact us. We require that our subcontractors report cybersecurity incidents to us so that we can assess the impact of the incident on us. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See “Risk Factors” for a discussion of cybersecurity risks.

ITEM 2. PROPERTIES

Our executive office, which we lease on a month-to-month basis, is located at 1200 Route 22 East, Suite 2000, Bridgewater, NJ 08807. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On January 12, 2022, our common stock began trading on The Nasdaq Capital Market under the symbol “HILS.” Prior to that time, there was no public market for our common stock. Effective as of September 25, 2023, our common stock began trading under the ticker symbol “THAR.”

Stockholders

As of February 20, 2024, there were 22 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Tharimmune is a clinical-stage biotechnology company developing therapeutic candidates in rare, inflammatory and oncologic conditions with high unmet need. On November 3, 2023, we entered into a patent license agreement (the “Avior License Agreement”) with Avior Inc. d/b/a Avior Bio, LLC (“Avior”) pursuant to which we received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize TH104 and TH103 and to practice the Licensed Technology in connection with the foregoing, throughout the world, each as defined in the Avior License Agreement. See “Recent Developments” below for additional information. In February 2023, the U.S. Food and Drug Administration (“FDA”) approved an investigational new drug (“IND”) application for TH104. TH104 has a dual mechanism of action by affecting multiple receptors, known to suppress chronic, debilitating pruritis or “uncontrollable itching.” With respect to TH104, we intend to first seek approval for the treatment of moderate to severe chronic pruritis in patients with primary biliary cholangitis (“PBC”), an orphan rare form of liver disease with no known cure in which more than 70% of patients suffer from debilitating chronic pruritis, and with respect to TH103, we intend to develop the product candidate and potentially file an IND.

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

The critical components of our business strategy include:

●	Develop TH14 as a transmucosal buccal film product for the treatment of chronic pruritis in PBC and other inflammatory diseases;
●	Continue to advance TH3215 as an anti-HER2/HER3 BspAb for multiple tumor types including high unmet need cancers;
●	Effectively create a strategy to develop TH0059 as a bispecific monoclonal ADC specifically targeted to both HER2 and HER3 receptors in high unmet need standard-of-care resistant tumors with a high capacity to metastasize;
●	Create a preclinical and clinical path forward for our third product candidate, TH1940, a unique PD-1 Picobody with unique binding differentiation compared to full length antibodies for IO vulernable tumors;
●	Hasten the discovery of next generation multi-specific (bi- and tri) antibodies with binding capabilities to novel epitopes of combinations of HER2, HER3, PD-1, PD-L1, TROP2 and other validated targets with and without toxin delivery capacity to multiple high unmet need rare cancers;
●	Pursue strategic collaboration opportunities to maximize the value of our pipeline to bring novel therapies to patients suffering from high unmet need conditions.

Applied Biomedical Research Institute Research and Development Collaboration and License Agreement

On July 5, 2023 (the “ABSI Effective Date”), we entered into a Research and Development Collaboration and License Agreement (the “ABSI Agreement”) with Applied Biomedical Science Institute (“ABSI”) pursuant to which ABSI granted us an exclusive royalty-bearing, sublicensable license to the ABSI Patents and a non-exclusive, royalty-bearing, sublicensable license to the ABSI Know-How to Exploit the ABSI Products for the treatment, diagnosis, prediction, detection or prevention of disease in humans and animals worldwide (the “Territory”). Pursuant to the ABSI Agreement, the parties shall form a committee to manage the preclinical, IND- enabling studies and such other activities as shall lead to the initiation of a Phase 1 clinical trial of the ABSI Product. The parties will collaborate on a Target-by-Target basis to identify and evaluate ABSI Products directed against such Target with a view to identifying or generating suitable Products for our Company to Exploit. “Target” means ErB2 (Her2) and ErbB3. Upon completion of the Discovery Timeline for a Target, subject to the terms and conditions of ABSI Agreement, we shall exclusively own any ABSI Products against such Target. In the event the committee determines that the discovery activities are unsuccessful with respect to a Target, we may propose an additional target, which, upon approval by ABSI, shall replace a failed Target, each capitalized term as defined in the ABSI Agreement.

As part of the ABSI Agreement, on July 26, 2023, we issued 25,107 shares of our common stock with a per share value of $9.95, representing total compensation expense of $250,000.

Recent Developments

On November 3, 2023 (the “Avior Effective Date”), we entered into the Avior Patent License Agreement with Avior pursuant to which we received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize TH104 and TH103 and to practice the Licensed Technology in connection with the foregoing, throughout the world. Pursuant to the Avior Patent License Agreement, we paid Avior a mid-six digit up front license fee within ten days of the Avior Effective Date and an additional mid-six digit license fee which shall be paid in four equal installments within ten days of the end of each fiscal quarter following the Avior Effective Date. In addition, we shall pay Avior a high single digit percentage of any upfront payments received by us as a result of the grant of any sublicenses with respect to TH104. We shall also pay Avior milestone payments in the aggregate amount of $24.25 million upon the occurrence of various development milestones (the “Development Milestone Payments”). Furthermore, we shall pay Avior certain fees based upon sales milestones. The payments for such sales milestones range from the low seven digits to the low eight digits with higher sales being subject to higher fees. Finally, we shall pay Avior royalties based on net sales. Such royalties range from low single digit percentages to mid-single digit percentages with higher sales being subject to lower percentages. The Avior Patent License Agreement shall expire upon the expiration of the final payment obligation due to Avior as set forth in such agreement. Upon the expiration of the Avior Patent License Agreement, we shall have a fully paid-up, irrevocable, freely transferable and sublicensable worldwide license to the Licensed Patent Rights and Licensed Technology to Develop, have Developed, make, have made, use, have used sell, offer for sale, have sold, import, have imported, export, have exported, commercialize or have commercialized any and all Licensed Products and to practice the Licensed Technology worldwide. Pursuant to the Avior Patent License Agreement, we may terminate the agreement at any time without cause, upon 30 days’ prior written notice to Avior along with payment of the next unpaid Development Milestone Payment, if any. Furthermore, either we or Avior may terminate the Avior Patent License Agreement (i) on written notice to the other party if the other party materially breaches any provision of the Avior Patent License Agreement and fails to cure such breach within 30 days after the breaching party receives written notice thereof or (ii) on written notice in the event that either party (A) becomes insolvent or admits its inability to pay its debts generally as they become due; (B) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully dismissed or vacated within 60 days; (C) is dissolved or liquidated or takes any corporate action for such purpose; (D) makes a general assignment for the benefit of creditors; or (E) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business. Upon termination of the Avior Patent License Agreement, the license granted pursuant to such agreement shall terminate and all rights in the Licensed Patent Rights and Licensed Products shall revert back to Avior.

Components of Results of Operations

Revenue

We did not recognize any revenue for the years ended December 31, 2023 and 2022.

Research and Development Expenses

Research and development expenses include personnel costs associated with research and development activities, including third-party contractors to perform research, conduct clinical trials, and manufacture drug supplies and materials as well as stock-based compensation for our research and development personnel. Research and development expenses are charged to operations as incurred.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and consulting related expenses, including stock-based compensation for our general and administrative personnel. General and administrative expenses also include professional fees and other corporate expenses, including legal fees relating to corporate matters; professional fees for accounting, auditing, tax, and consulting services; insurance costs; travel expenses and other operating costs that are not specifically attributable to research activities.

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support our continued research activities and development of our product candidates. We also incur expenses associated with being a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, directors and officers insurance expenses, corporate governance expenses, investor relations activities and other administrative and professional services.

Interest Income

Interest income consists of interest income from funds held in our cash accounts.

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting, printing, and filing fees that were capitalized and offset against the proceeds from our common stock offerings during the year.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth key components of our results of operations for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022	Change

Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$3,559,635	$2,278,424	$1,281,211
General and administrative	5,895,585	4,603,514	1,292,071
Total operating expenses	9,455,220	6,881,938	2,573,282
Other expense:
Interest expense	(16,505)	(1,591,244)	1,574,739
Interest income	152,631	-	152,631
Total other income (expense)	136,126	(1,591,244)	1,727,370
Net loss	$(9,319,094)	$(8,473,182)	$(845,912)

Research and Development Expenses

Research and development expenses increased by $1.3 million, or 56.2%, to $3.6 million for the year ended December 31, 2023 from $2.3 million for the year ended December 31, 2022. The increase was the result of an increase in expenses for pre-clinical activities of approximately $0.3 million, an increase in licensing fees of approximately $1.0 million, an increase of approximately $0.1 million in stock-based compensation expense related to research and development team members because of an increased number of stock options vested during the year. These increases were offset by a decrease in research and development consulting expenses of approximately $0.1 million. The increase for the year ended December 31, 2023 was primarily the result of increased focus on newer product candidates as we placed our now deprioritized product candidate, HSB-1216, on hold during the 3rd quarter.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.3 million, or 28.1%, to $5.9 million for the year ended December 31, 2023 from $4.6 million for the year ended December 31, 2022. The change in general and administrative expenses was primarily due to an increase of approximately $0.9 million in investor relations expenses, approximately $0.6 million in general and administrative personnel expenses, $0.2 million in legal expenses, and other general corporate increases of approximately $0.1 million. These increases were offset by a decrease of $0.3 million in financial consulting expenses and a decrease in insurance expense of approximately $0.2 million.

Interest Expense

Interest expense decreased by $1.6 million, or 99%, to $16,505 for the year ended December 31, 2023 from $1.6 million for the year ended December 31, 2022. The decrease in interest expense was primarily related to the unamortized debt discount charged to interest expense on the date of our IPO during 2022 further described in Note 3 of the accompanying consolidated financial statements.

Interest Income

Interest income increased by $0.2 million, or 100.0%, to $0.2 million for the year ended December 31, 2023 from $0 for the year ended December 31, 2022. The increase in interest income was primarily from the funds held in our cash accounts.

Net Loss

Net loss increased by $0.8 million, or 10.0%, to $9.3 million for the year ended December 31, 2023 from $8.5 million for the year ended December 31, 2022. The change in net loss was primarily related to the increase in research and development and general and administrative expenses described above offset by the decrease in interest expense.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2023, we incurred operating losses of approximately $9.5 million, expended approximately $7.3 million in cash in operating activities, and had an accumulated deficit of approximately $24.7 million as of December 31, 2023. We financed our working capital requirements through December 31, 2023 primarily through the issuance of common stock in various offerings. We received gross proceeds of approximately $13.6 million through public offerings of our common stock on May 2, 2023 and November 30, 2023 which generated net proceeds to us of approximately $2.1 million and $9.7 million, respectively.

Based on our limited operating history, recurring negative cash flows from operations, current plans and available resources, we will need substantial additional funding to support future operating activities. We have concluded that the prevailing conditions and ongoing liquidity risks faced by us raise substantial doubt about our ability to continue as a going concern for at least one year following the date these consolidated financial statements included elsewhere in this Annual Report on Form 10-K are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Cash Flow Activities for the Year Ended December 31, 2023 and 2022

The following table sets forth a summary of our cash flows for the periods presented.

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(7,300,106)	$(6,557,950)
Net cash provided by financing activities	11,724,924	13,064,128
Net increase in cash	$4,424,818	$6,506,178

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2023 was $7.3 million which consisted of net loss of $9.3 million, partially offset by non-cash stock-based compensation of approximately $0.8 million, non-cash stock issuance pursuant to a services agreement of approximately $0.4 million, and net changes in operating assets and liabilities of approximately $0.8 million.

Cash used in operating activities for the year ended December 31, 2022 was $6.6 million which consisted of net loss of $8.5 million and net decrease in operating assets and liabilities of $0.6 million, partially offset by $2.5 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The non-cash charges consist of amortization of debt discount of $1.6 million, stock compensation expenses of $0.8 million, stock issuance pursuant to service agreement of $0.1 million, and interest expense and original issuance discount on promissory notes of $14,645. The net decrease in operating activities was primarily due to a decrease of $0.2 million due to founder, a decrease in accounts payable of $0.1 million, a decrease in accrued expenses of $0.1 million, and a decrease of $0.1 million in prepaid expenses and other current assets.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2023 was $11.7 million. The net increase in financing activities was from net cash proceeds of $12.2 million from the issuance of our common stock in connection with public offerings and $0.7 million in proceeds received from insurance premium financing liability offset by deferred offering costs of $0.5 million and $0.7 million in repayments of insurance premium financing liability.

Cash provided by financing activities for the year ended December 31, 2022 was $13.1 million. The net increase in financing activities was from net cash proceeds of $13.6 million from the issuance of our common stock in connection with our IPO, $0.9 million from insurance premium financing liability, $0.1 million from the issuance of promissory notes, offset by repayment of insurance premium financing liability of $0.9 million, payment of deferred offering costs of $0.5 million, repayment of promissory notes of $0.1 million, and purchase of treasury stock at cost of $0.1 million. See Note 2 of our consolidated financial statements.

Critical Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: research and development expense recognition, valuation of common shares and stock options, allowances of deferred tax assets, valuation of debt related instruments, and cash flow assumptions regarding going concern considerations. Although management believes the estimates that have been used are reasonable, actual results could vary from the estimates that were used.

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

Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to our employees, directors, consultants, and affiliates. We measure stock-based compensation costs at the grant date, based on the estimated fair value of the award and recognize the cost over the requisite service period.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to January 12, 2022, we were a private company and our common stock has only been publicly traded since that date. As a result, we lack company-specific historical and implied volatility information. Therefore, we have estimated our expected stock price volatility based on the historical data regarding the volatility of a publicly traded set of peer companies. The expected term of stock options granted was between five and seven years. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

Recently Issued and Adopted Accounting Standards

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THARIMMUNE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Tharimmune, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tharimmune, Inc. (the Company) as of the year ended December 31, 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of Tharimmune, Inc. as of December 31, 2022, and for the year then ended were audited by other auditors. As described in Note 2, these financial statements have been revised to retrospectively apply the reverse stock split on all issued and outstanding common shares and per share amounts. We have audited the adjustments that were applied to revise the 2022 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply procedures to the 2022 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any for of assurance on the 2022 financial statements taken as a whole.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s limited operating history, recurring negative cash flows from operations and the Company’s need for substantial additional funding to support future operating activities raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts of disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2023.

/s/ Rosenberg Rich Baker Berman P.A.

Somerset, New Jersey

February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Tharimmune, Inc. (formerly Hillstream BioPharma, Inc.):

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the reverse stock split described in Note 2, the accompanying consolidated balance sheet of Tharimmune, Inc. (formerly Hillstream BioPharma, Inc.) (“Company”) as of December 31, 2022, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). The 2022 financial statements before the effects of the adjustments discussed in Note 2 are not presented herein. In our opinion, the financial statements, before the effects of the adjustments to retrospectively apply the reverse stock split described in Note 2, present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the reverse stock split described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Rosenberg Rich Baker Berman, P.A.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s auditor from 2020 to 2023.

/s/ Mayer Hoffman McCann P.C.

Los Angeles, California

May 19, 2023

THARIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS

Current assets
Cash	$10,935,352	$6,510,534
Prepaid expenses and other current assets	11,041	178,094

Total current assets	10,946,393	6,688,628

Total assets	$10,946,393	$6,688,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$908,577	$954,505
Accrued expenses	906,469	190,468

Total current liabilities	1,815,046	1,144,973

Total liabilities	1,815,046	1,144,973

Commitments and contingencies (see Note 9)

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized,11,743,309 shares and 464,213 shares issued and 11,739,676 shares and 460,580 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	1,175	46
Additional paid-in capital	33,903,663	20,998,006
Accumulated deficit	(24,703,526)	(15,384,432)
Treasury stock, at cost, 3,633 shares held in treasury as of December 31, 2023 and December 31, 2022	(69,965)	(69,965)

Total stockholders’ equity	9,131,347	5,543,655

Total liabilities and stockholders’ equity	$10,946,393	$6,688,628

The accompanying notes are an integral part of these consolidated financial statements.

THARIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022

Operating expenses
Research and development	$3,559,635	$2,278,424
General and administrative	5,895,585	4,603,514

Total operating expenses	9,455,220	6,881,938

Loss from operations	(9,455,220)	(6,881,938)

Other income (expense)
Interest expense	(16,505)	(1,591,244)
Interest income	152,631	-

Total other income (expense), net	136,126	(1,591,244)

Net loss	$(9,319,094)	$(8,473,182)

Net loss per share:
Basic and diluted	$(7.14)	$(18.72)

Weighted average number of common shares outstanding:
Basic and diluted	1,305,437	452,686

The accompanying notes are an integral part of these consolidated financial statements.

THARIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance, December 31, 2021	254,307	$25	$2,226,323	$(6,911,250)	-	$-	$(4,684,902)

Net loss	-	-	-	(8,473,182)	-	-	(8,473,182)

Exercise of stock options	9,621	1	24,388	-	-	-	24,389

Stock based compensation	-	-	800,696	-	-	-	800,696

Stock issuance pursuant to services agreement	1,270	-	100,000	-	-	-	100,000

Initial public offering, net of issuance costs of $2,054,918	150,000	15	12,945,067	-	-	-	12,945,082

Conversion of related-party convertible notes	49,015	5	4,901,532	-	-	-	4,901,537

Purchase of treasury stock at cost	-	-	-	-	3,633	(69,965)	(69,965)

Balance, December 31, 2022	464,213	46	20,998,006	(15,384,432)	3,633	(69,965)	5,543,655

Net loss	-	-	-	(9,319,094)	-	-	(9,319,094)

Stock based compensation	-	-	831,862	-	-	-	831,862

Public offerings, net of issuance costs of $1,925,076	2,037,000	204	11,715,545	-	-	-	11,715,749

Exercise of pre-funded warrants	9,175,000	918	8,257	-	-	-	9,175

Reverse stock-split adjustment	39,188	4	(4)	-
					-	-	-
Stock issuance pursuant to service agreements	27,908	3	349,997	-	-	-	350,000

Balance, December 31, 2023	11,743,309	$1,175	$33,903,663	$(24,703,526)	3,633	$(69,965)	$9,131,347

The accompanying notes are an integral part of these consolidated financial statements.

THARIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(9,319,094)	$(8,473,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	1,569,003
Stock based compensation	831,862	800,696
Stock issuance pursuant to services agreement	350,000	100,000
Interest and original issuance discount on promissory notes	-	14,645
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	167,053	(107,424)
Increase (decrease) in operating liabilities:
Accounts payable	(45,928)	(141,170)
Accrued interest	-	7,237
Due to founder	-	(200,000)
Accrued expenses	716,001	(127,755)

Net cash used in operating activities	(7,300,106)	(6,557,950)

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Exercise of stock options	-	24,389
Purchase of treasury stock at cost	-	(69,965)
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	-	13,645,643
Proceeds from issuance of common stock upon public offering, net of underwriting discounts and issuance costs	12,234,929	-
Payment of deferred offering costs	(519,180)	(521,294)
Exercise of pre-funded warrants	9,175	-
Proceeds from insurance premium financing liability	716,775	917,472
Repayment of insurance premium financing liability	(716,775)	(917,472)
Proceeds from promissory notes	-	125,000
Repayments on promissory notes	-	(139,645)

Net cash provided by financing activities	11,724,924	13,064,128

Net increase in cash	4,424,818	6,506,178

Cash, beginning of period	6,510,534	4,356

Cash, end of period	$10,935,352	$6,510,534

Cash paid for interest expense	$16,505	$22,241

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for prepaid marketing and investor related consulting services	$100,000	$-
Conversion of related party convertible notes:
Related party convertible notes principal converted to common stock upon initial public offering	$-	$3,734,446
Related party convertible notes accrued interest converted to common stock upon initial public offering	$-	$186,858
Redemption liability converted to common stock upon initial public offering	$-	$980,233

The accompanying notes are an integral part of these consolidated financial statements.

THARIMMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Liquidity

Nature of Operations

Tharimmune, Inc. (formerly, Hillstream BioPharma, Inc.) (“Tharimmune” or the “Company”) was incorporated on March 28, 2017, as a Delaware C-corporation. At December 31, 2023, Tharimmune had one wholly-owned subsidiary: HB Pharma Corp. (“HB”).

Tharimmune is a clinical-stage biotechnology company developing therapeutic candidates in rare, inflammatory, and oncologic conditions with high unmet need. On November 3, 2023, the Company entered into a patent license agreement (the “Avior License Agreement”) with Avior Inc. d/b/a Avior Bio, LLC (“Avior”) pursuant to which it received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize TH104 and TH10) and to practice the Licensed Technology in connection with the foregoing, throughout the world (each as defined in the Avior License Agreement. In February 2023, the U.S. Food and Drug Administration (“FDA”) approved an investigational new drug (“IND”) application for TH104. TH104 has a dual mechanism of action by affecting multiple receptors, known to suppress chronic, debilitating pruritis or “uncontrollable itching.” With respect to TH104, the Company intends to first seek approval for the treatment of moderate to severe chronic pruritis in patients with primary biliary cholangitis (“PBC”), an orphan rare form of liver disease with no known cure in which more than 70% of patients suffer from debilitating chronic pruritis, and with respect to TH103, it intends to develop the product candidate and potentially file an IND.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended December 31, 2023, the Company incurred operating losses in the amount of approximately $9.5 million, expended approximately $7.3 million in net cash used in operating activities, and had an accumulated deficit of approximately $24.7 million as of December 31, 2023. Through December 31, 2023, the Company has primarily financed its operations through public and private offerings of equity securities. The Company received net proceeds from its initial public offering (“IPO”) on January 14, 2022 of approximately $12.5 million. Additionally, the Company closed a public offering (the “May Offering”) of its common stock on May 2, 2023. Net proceeds to the Company from the offering were approximately $2.1 million. The Company recently closed an additional public offering (the “November Offering”) of its common stock on November 30, 2023. Net proceeds to the Company from the offering were approximately $8.7 million. Also see Note 5 to the consolidated financial statements for details regarding the May and November Offerings. The shares of the Company’s common stock began trading on The Nasdaq Capital Market on January 12, 2022 under the ticker symbol “HILS” and effective as of September 25, 2023, are traded under the ticker symbol “THAR.”

Based on the Company’s limited operating history, recurring negative cash flows from operations, current plans and available resources, the Company will need substantial additional funding to support future operating activities. The Company has concluded that the prevailing conditions and ongoing liquidity risks faced raise substantial doubt about the Company’s ability to continue as a going concern for at least one year following the date these consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Reverse Stock Split

On November 17, 2023, the Company effectuated a reverse split of shares of its common stock at a ratio of 1-for-25 pursuant to an amendment to the Company’s Certificate of Incorporation, as amended, filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. The par value of the Company’s common stock was not adjusted as a result of the reverse split. All issued and outstanding common stock share and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect this reverse split for all periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of Tharimmune and its wholly-owned subsidiaries, HB and Farrington Therapeutics LLC. All significant intercompany balances and transactions have been eliminated in consolidation. On February 27, 2023, the Company filed a Certificate of Cancellation with the Delaware Secretary of State with respect to Farrington Therapeutics LLC.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Areas of the consolidated financial statements where estimates may have the most significant effect include research and development expense recognition, valuation of common shares and share-based compensation, allowances of deferred tax assets, valuation of debt related instruments, and cash flow assumptions regarding going concern considerations. Although management believes the estimates that have been used are reasonable, actual results could vary from the estimates that were used.

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

Research and Development

Research and development costs are expensed as incurred. Research and development expenses include personnel costs associated with research and development activities, including third-party contractors to perform research, conduct clinical trials, and manufacture drug supplies and materials. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials, administrative costs incurred by third parties, and other indicators of the services completed. Approximately $61,000 of prepaid expenses at December 31, 2022 related to a manufacturing services agreement.

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees, and directors as an expense in the consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each option grant to employees, non-employees, and directors is estimated as of the date of grant using the Black-Scholes option-pricing model, net of actual forfeitures. The fair value is amortized as compensation cost on the straight-line basis over the requisite service period of the awards, which is generally the vesting period.

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

Debt Discount and Derivative Instruments

The initial fair value of the redemption feature relating to the convertible debt instruments was treated as a debt discount and was amortized over the term of the related debt using the straight-line method, which approximates the interest method. Amortization of debt discount was recorded as a component of interest expense. If a loan is paid in full, any unamortized debt discounts will be removed from the related accounts and charged to operations. As the convertible debt was converted into common stock at the date of the IPO, the unamortized debt discount of $1,569,003 was charged to interest expense during the year ended December 31, 2022.

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

Fair Value Measurements

The Company applies FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying value of the Company’s cash, prepaid expenses, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of these consolidated financial instruments. The redemption feature of the debt instruments is recorded at fair value. See Note 4 to the consolidated financial statements for further details.

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

Deferred Offering Costs

Deferred offering costs consists primarily of legal, accounting, underwriters’ fees, printing, and filing fees that are incurred prior to an offering of the Company’s common stock and are initially capitalized and then subsequently reclassified to additional paid-in capital upon completion of the offering. If an offering is not completed, any associated offering costs will be expensed immediately upon termination of the offering.

Insurance Premium Financing Liability

In January 2022, the Company entered into an insurance premium financing agreement for $1,207,200, with a term of 10 months and an annual interest rate of 3.5%. The Company made a down payment of $289,728 and was required to make monthly principal and interest payments of $93,225 over the term of the agreement, which was repaid in full in November 2022.

In January 2023, the Company entered into an insurance premium financing agreement for $955,700, with a term of nine months and an annual interest rate of 5.25%. The Company made a down payment of $238,925 and was required to make monthly principal and interest payments of $81,394 over the term of the agreement, which was repaid in full in October 2023.

Retirement Plan

The Company has a 401(k) defined contribution plan which covers all employees that meet the plan’s eligibility requirements. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company makes a discretionary match which is currently equal to 3% of employee contributions. Total company contributions to the plan were $19,336 and $10,696 for the years ended December 31, 2023 and 2022, respectively.

Income Taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

Deferred income taxes are recognized for the tax effect of temporary differences between the financial statement carrying amount of assets and liabilities and the amounts used for income tax purposes and for certain changes in valuation allowances. Valuation allowances are recorded to reduce certain deferred tax assets when, in management’s estimation, it is more-likely-than-not that a tax benefit will not be realized. A full valuation allowance has been recognized for all periods since it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized in future periods.

The Company follows the guidance in FASB ASC Subtopic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more-likely-than-not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. At December 31, 2023 and 2022, the Company had no unrecognized uncertain income tax positions, and therefore no amounts have been recognized in the consolidated financial statements.

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

Potentially dilutive securities not included in the computation of loss per share for the years ended December 31, 2023 and 2022 included options to purchase 90,758 and 65,153 shares of common stock, respectively. Other potentially dilutive securities also not included in the computation of loss per share for the years ended December 31, 2023 and 2022 included warrants to purchase 7,500 shares of the Company’s common stock related to the IPO and for the year ended December 31, 2023, warrants to purchase an additional 6,360 shares of the Company’s common stock related to the public offering which closed on May 2, 2023. All common share amounts as of December 31, 2023 and 2022 and per share amounts for the years ended December 31, 2023 and 2022 have been retroactively adjusted to reflect a 1-for-25 reverse stock split of the Company’s common stock effectuated on November 17, 2023.

Recently Adopted Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements that were required to be adopted and believes that none of them will have a material effect on the Company’s financial position, results of operations, or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

The FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), to reduce complexity in applying U.S. GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC Subtopic 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC Subtopic 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in FASB ASC Topic 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities that meet the definition of an SEC filer, excluding smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2021. For all other entities, including the Company, the amendments are effective for fiscal years beginning after December 15, 2023. The Company adopted this guidance effective January 1, 2024 and the adoption of ASU 2020-06 did not have a material impact on its consolidated financial statements.

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

The Notes were to automatically convert into the type of Equity Securities issued in the Next Equity Financing upon closing. The number of shares of such Equity Securities to be issued was equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Note on the date of conversion by the lesser of (i) 80% of the price paid per share for Equity Securities by the investors in the Next Equity Financing, or (ii) an equity valuation of $25 million ($50 million for Notes issued after December 2020). On January 14, 2022, all outstanding Notes and accrued interest were converted into an aggregate of 49,015 shares of the Company’s common stock as the IPO qualified as a Next Equity Financing.

Certain embedded features contained in the Notes in the aggregate were embedded derivative instruments, which were recorded as a debt discount and derivative liability at the issuance date at their estimated fair value for all Notes of approximately $2.4 million. Amortization of debt discount for the Notes recorded as interest expense was approximately $1.6 million for the year ended December 31, 2022. This amount contains amortization charged to interest expense of approximately $34,000 up to the date of the IPO and the full amount of the unamortized debt discount of approximately $1.5 million charged to interest expense on the date of the IPO.

Accrued interest expense associated with the Notes at the date of the IPO was approximately $187,000 and was converted into common stock upon completion of the IPO.

Note 4 – Redemption Liability

The fair value of the redemption liability is calculated under Level 3 of the fair value hierarchy, determined based upon a probability-weighted expected returns method (“PWERM”). This PWERM was determined to be the most appropriate method of estimating the value of possible redemption or conversion outcomes over time, since the Company had not entered into a priced equity round through December 31, 2021. The significant assumptions utilized in these calculations are the possible exit scenarios (either a conversion of the principal and accrued interest of the Notes in the event of a Next Equity Financing, further described in Note 3 to the consolidated financial statements, a repayment of the Notes and accrued interest in the event of a corporate transaction (as defined in the Notes) or a repayment of the Notes and accrued interest at maturity, the pre-money valuation of the Company’s common stock, the probabilities of such exit events occurring, and discounts/premiums available to the Holders at such measurement dates. The calculation of the redemption liability prior to the IPO was based upon the actual incremental value derived by the Holders at the IPO date. The balance of approximately $980,000 as of the date of the IPO was converted into common stock in connection with the related-party convertible debt to which it related.

Note 5 – Common Stock

Pursuant to an amendment to the Company’s Certificate of Incorporation filed in April 2019, the Company increased the number of authorized shares of common stock to 250,000,000 shares. On November 17, 2023, the Company effectuated a reverse split of shares of its common stock at a ratio of 1-for-25 pursuant to an amendment to the Company’s Certificate of Incorporation filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. The par value of the Company’s common stock was not adjusted as a result of the reverse stock split.

On January 14, 2022, the Company closed the IPO pursuant to which it issued 150,000 shares of its common stock at a public offering price of $100.00 per share. The gross proceeds to the Company from the IPO were $15.0 million, prior to deducting underwriting discounts of approximately $1.1 million and commissions and other offering expenses of approximately $1.0 million. Other offering expenses include deferred offering costs of approximately $547,000 that were capitalized and additional costs incurred prior to the date of the IPO. The net proceeds to the Company from the IPO were approximately $12.5 million. The Company granted the underwriters a 45-day option to purchase up to an additional 22,500 shares of common stock at the public offering price less discounts and commissions, to cover over-allotments; however, this option expired unexercised. Additionally, and as a result of the completion of the IPO, all of the Company’s convertible debt and accrued interest was converted into an aggregate of 49,015 shares of the Company’s common stock pursuant to the terms of the Notes. Outstanding principal of approximately $3.7 million, accrued interest of approximately $187,000, and a redemption liability of approximately $980,000 were converted to common stock as the IPO qualified as a Next Equity Financing. In addition, the Company issued warrants in connection with the IPO. See Note 6 to the consolidated financial statements for a discussion of the warrants issued.

On February 16, 2022, the Company entered into an agreement for marketing and investor related consulting services. Pursuant to the agreement, compensation includes a monthly fee and an upfront issuance of shares of the Company’s common stock. On the effective date of February 16, 2022, the Company issued 1,270 shares of its common stock with a per share value of $78.75 and a total value of $100,000 as compensation expense. The agreement automatically renews annually and upon renewal, a payment of $100,000 of shares of the Company’s common stock is issued. On February 16, 2023, the agreement was renewed and on the effective date of August 22, 2023, an additional 2,801 shares of the Company’s common stock were issued with a per share value of $35.70 (as calculated based on the trailing 10-day average closing value of the Company’s common stock prior to the renewal date) representing compensation expense of $100,000.

On June 9, 2022, the Company’s Board of Directors authorized the repurchase of up to $1,000,000 shares of the Company’s common stock until December 31, 2022. On June 10, 2022, the Company entered into a Repurchase Agreement (the “Repurchase Agreement”) with a financial institution pursuant to which such financial institution was able to purchase shares of the Company’s common stock upon the terms and conditions set forth in such agreement, including in accordance with the guidelines specified in Rules 10b5-1 and 10b-8 under the Securities Exchange Act of 1934, as amended. Shares of the Company’s common stock could be repurchased in open market or through privately-negotiated transactions. Pursuant to the Repurchase Agreement, the financial institution was to cease purchasing shares of the Company’s common stock upon the earlier of (i) the close of trading on December 31, 2022, (ii) the completion of repurchases up to the approved amount and (iii) the date upon which the Company gave notice of termination of the Repurchase Agreement to the financial institution. The Company determined the timing and amount of any repurchases based upon its evaluation of market conditions, applicable SEC guidelines and regulations, and other factors.

During the year ended December 31, 2022, the Company purchased 3,633 shares of its common stock, respectively, for a total purchase cost of approximately $70,000.

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

On May 2, 2023, the Company closed a public offering pursuant to which it issued 212,000 shares of its common stock at a public offering price of $12.50 per share. The gross proceeds to the Company from the public offering were approximately $2.7 million, prior to deducting underwriting discounts and commissions of approximately $186,000 and other offering expenses of approximately $417,000. The net proceeds to the Company from the public offering were approximately $2.1 million. The Company granted the underwriters a 45-day option to purchase up to an additional 795,000 shares of common stock at the public offering price less discounts and commissions, to cover over-allotments; however, this option expired unexercised.

On July 26, 2023, pursuant to the research and development collaboration and license agreement with Applied Biomedical Science Institute (“ABSI”), further described in Note 9 to the consolidated financial statements, the Company issued 25,107 shares of its common stock with a per share value of $9.95, representing total compensation expense of $250,000 (as calculated based on the trailing 10-day average closing value of the Company’s common stock prior to the agreement date).

On November 30, 2023, the Company closed a public offering pursuant to which it issued 1,825,000 shares of its common stock at a public offering price of $1.00 per share and pre-funded warrants to purchase up to 8,175,000 shares of the Company’s common stock, exercisable at an exercise price of $0.001 per share, to those purchasers whose purchase of common stock in the offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding common stock immediately following the consummation of the offering. The gross proceeds to the Company from the public offering were approximately $10 million, prior to deducting underwriting discounts, commissions, and other expenses of approximately $1.3 million. The net proceeds to the Company from the public offering were approximately $8.7 million. The Company granted the underwriters a 45-day option to purchase up to an additional 1,500,000 shares of common stock and/or pre-funded warrants, to cover over-allotments. The underwriter exercised the option to purchase 1,000,000 pre-funded warrants to purchase shares of the Company’s common stock for gross proceeds of $1 million, prior to deducting underwriting discounts and commissions of approximately $70,000.

Note 6 – Stock Based Compensation

Incentive Plans and Options

Under the Company’s 2017 Stock Incentive Plan (the “2017 Plan”) the Company may grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. Up to 3,788 shares of the Company’s common stock may be issued pursuant to the 2017 Plan.

The Company has granted options to acquire 3,712 shares of common stock at $330 per share under the 2017 Plan, and 76 shares remain available for issuance. As of December 31, 2023 and 2022, there were options outstanding to acquire 3,712 shares of common stock. As of December 31, 2023 and 2022, all such options were fully vested, and the weighted average remaining contractual life for such options was approximately 4.2 and 5.2 years, respectively.

In July 2019, the Company authorized an additional plan, the 2019 Stock Incentive Plan (the “2019 Plan”). The Company initially reserved 11,363 shares of its common stock for issuance pursuant to the 2019 Plan in the form of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. On August 30, 2019, the Company approved an increase in the number of shares authorized for issuance under the 2019 Plan by 22,980 shares. In January 2021, the Company approved an increase in the number of shares reserved for issuance under the 2019 Plan by 22,980 shares. On May 31, 2021, the Company approved an increase in the number of shares reserved for issuance under the 2019 Plan by 18,687 shares. As of December 31, 2023 and 2022, a total of 156,060 shares were authorized for issuance under the 2019 Plan.

As of December 31, 2023 and 2022, the Company has granted options to acquire 156,060 and 135,455 shares of common stock under the 2019 Plan, respectively, and had 0 and 20,605 shares of common stock remain available for issuance under the 2019 Plan, respectively. There are stock options outstanding to acquire 82,046 and 61,440 shares of common stock with weighted-average exercise prices of $73.66 and $95.09 and weighted average contractual terms of 7.8 years and 8.4 years at December 31, 2023 and 2022, respectively.

On August 17, 2023, the Company authorized a new plan, the Tharimmune, Inc. 2023 Omnibus Incentive Plan (the “2023 Plan”). Under the Company’s 2023 Plan, the Company may grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. Up to 2,600,000 shares of the Company’s common stock may initially be issued pursuant to the 2023 Plan.

During the year ended December 31, 2023, the Company granted options to acquire 5,000 shares of common stock under the 2023 Plan, and 2,595,000 shares of common stock remain available for issuance under the 2023 Plan at December 31, 2023. There are stock options outstanding to acquire 5,000 shares of common stock with a weighted-average exercise price of $3.94 and a weighted-average contractual term of 9.9 years at December 31, 2023.

The following table summarizes stock-based activities under the 2017, 2019, and 2023 Stock Incentive Plans:

		Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Contractual
	Options	Price	Terms

Outstanding at December 31, 2021	36,139	$106.73	7.9 years
Granted	39,203	$84.43
Exercised	(9,621)	$2.53
Forfeited/cancelled	(568)	$132.00
Outstanding at December 31, 2022	65,153	$108.48	8.2 years
Granted	25,605	$8.62
Outstanding at December 31, 2023	90,758	$80.30	7.8 years

Exercisable options at December 31, 2023	75,279	$76.16	7.7 years

Vested and expected to vest at December 31, 2023	90,758	$80.30	7.8 years

The fair value of stock option awards is estimated at the date of grant using the Black-Scholes option-pricing model. The estimated fair value of each stock option is then expensed over the requisite service period, which is generally the vesting period (ranging between immediate vesting and four years). The determination of fair value using the Black-Scholes model is affected by the Company’s share price as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, expected life, risk-free interest rate and forfeitures. Forfeitures are accounted for as they occur.

Stock options granted during the years ended December 31, 2023 and 2022 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended December 31,
	2023	2022

Expected volatility	95.10% - 103.3%	94.5% - 104.0%
Risk-free interest rate	3.99% - 4.53%	1.69% - 3.39%
Expected dividend yield	0%	0%
Expected life of options in years	5.0	5.0 – 7.0
Estimated fair value of options granted	$3.07 - $7.22	$19.38 - $80.10

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2023 and 2022 was approximately $6.41 and $67.39, respectively. The weighted-average fair value of stock options vested during the years ended December 31, 2023 and 2022 was approximately $23.11 and $31.19, respectively.

Included in the above table are performance-based stock options granted in 2019 to purchase 9,242 shares of the Company’s common stock at an exercise price of $1.98 per share, which vested upon completion of the Company’s IPO in 2022.

Total stock-based compensation expense included in the accompanying consolidated statements of operations was as follows:

	For the years ended December 31
	2023	2022
Research and development	$404,895	$341,389
General and administrative	426,967	459,307
Total stock-based compensation	$831,862	$800,696

As of December 31, 2023, the total unrecognized compensation expense related to non-vested options was approximately $1.2 million and is expected to be recognized over the remaining weighted-average service period of approximately 2.0 years.

Warrants

In connection with the IPO, the Company issued warrants to purchase such number of shares of the Company’s common stock equal to 5% of the total shares of common stock issued in the IPO. The warrants are exercisable at $125.00 per share, were not exercisable within the first six months after issuance, and may, under certain circumstances, be exercised on a cashless basis. The exercise price of the warrants is subject to standard antidilutive provision adjustments for stock splits, stock combinations, or similar events affecting the Company’s common stock. The Company has determined that these warrants should be classified as equity instruments since they do not require the Company to repurchase the underlying common stock and do not require the Company to issue a variable amount of common stock. In addition, these warrants are indexed to common stock and do not have any unusual antidilution rights.

In connection with the May 2, 2023 public offering as described in Note 5 to the consolidated financial statements, the Company issued warrants to designees of the underwriter (the “Representative’s Warrants”) to purchase 6,360 shares of the Company’s common stock (which is equal to 3% of the number of shares sold in the public offering) at an initial exercise price of $15.625 per share, subject to adjustment. The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, during the four and one half year period commencing 180 days from the commencement of sales of the shares of common stock in the public offering.

In connection with the November 30, 2023 public offering as described in Note 5 to the consolidated financial statements, the Company issued pre-funded warrants to purchase 8,175,000 shares of the Company’s common stock at an exercise price of $0.001 (the “Pre-Funded Warrants”). The Pre-Funded Warrants were issued to those purchasers whose purchase of common stock in the November Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of outstanding common stock immediately following the consummation of the offering. The Pre-Funded Warrants were immediately exercisable and could be exercised at any time until exercised in full. The Company also granted the underwriters a 45-day option to purchase up to an additional 1,500,000 shares of common stock and/or prefunded warrants. The underwriters exercised the option to purchase 1,000,000 pre-funded warrants at an initial exercise price of $0.001 per share, subject to adjustment (the “Underwriters Pre-Funded Warrants”). These pre-funded warrants were immediately exercisable and could be exercised at any time until exercised in full. The underwriters received warrants to purchase 300,000 shares of common stock with an initial exercise price of $1.25, exercisable beginning May 27, 2024, and expiring May 2, 2028 (the “Underwriters Warrants”). As of December 31, 2023, all of the Pre-Funded Warrants and the Underwriters Pre-Funded Warrants have been exercised.

Terms of the warrants outstanding at December 31, 2023 are as follows:

	Initial		Exercise	Warrants	Warrants	Warrants
Issuance Date	Exercise Date	Expiration Date	Price	Issued	Exercised	Outstanding

January 14, 2022	July 10, 2022	January 11, 2027	$125.00	7,500	-	7,500

May 2, 2023	November 2, 2023	May 2, 2028	$15.625	6,360	-	6,360

November 30, 2023	November 30, 2023	May 2, 2028	$0.001	8,175,000	8,175,000	-

November 30, 2023	November 30, 2023	May 2, 2028	$0.001	1,000,000	1,000,000	-

November 30, 2023	May 27, 2024	May 2, 2028	$1.250	300,000	-	300,000

Note 7 – Income Taxes

The Company does not have any significant current income taxes due because of the losses generated in each year.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with FASB ASC 740, the Company recorded a valuation allowance to fully offset the gross deferred tax asset because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2023 and 2022. The valuation allowance increased by approximately $2.8 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively.

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	December 31,
Deferred tax asset (liabilities) related to:	2023	2022
Federal net operating loss carryforward	$3,017,000	$1,951,000
State net operating loss carryforward	1,021,000	660,000
Capitalized costs	1,261,000	512,000
Acquired in-process research and development	319,000	163,000
Research and development credit	243,000	81,000
Stock compensation	733,000	534,000
Accrued expenses and other	84,000	-
Total deferred tax assets	6,678,000	3,901,000
Valuation allowance	(6,678,000)	(3,901,000)
Deferred tax asset, net of valuation allowance	$-	$-

The income tax benefit for the years ended December 31, 2023 and 2022 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before income tax benefit as a result of non-deductible expenses, tax credits generated, and increases in the Company’s valuation allowance.

	For the years ended December 31,
	2023	2022
Income tax benefit at the federal statutory rate	$(1,957,000)	$(1,779,000)
Permanent differences and other	34,000	257,000
State income taxes	(661,000)	(515,000)
Research and development credit	(238,000)	(76,000)
Other	45,000	40,000
Change in valuation allowance	2,777,000	2,073,000
Effective income tax expense	$-	$-

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company determined that valuation allowances of approximately $6.7 million and $3.9 million at December 31, 2023 and 2022, respectively, were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At December 31, 2023 and 2022, the Company had available net operating loss carryforwards of approximately $14.4 million and $9.3 million, respectively, for federal income tax purposes, all of which were generated after 2017 and can be carried forward indefinitely under the Tax Cuts and Jobs Act. At December 31, 2023 and 2022, the Company had approximately $243,000 and $81,000 of federal research and development (“R&D”) tax credit carryforwards. If not utilized, the federal R&D credits will begin to expire in 2038. The Company also had $14.9 million and $10.3 million of state net operating losses that will begin to expire in 2037.

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

The Tax Cuts and Jobs Act of 2017 (“TCJA”) has modified the IRC 174 expenses related to research and development for the tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 results in a gross deferred tax asset of $4,487,000.

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

In addition to the above Notes, the Company had amounts due to the founder and CEO that totaled $200,000 at December 31, 2021 for accrued compensation, which was paid in full in April 1, 2022.

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

Additionally, on April 18, 2022, the founder and CEO exercised options to purchase up to 9,621 shares of the Company’s common stock at a weighted-average exercise price of $2.53 per share for a total of approximately $24,000.

Note 9 – Commitments and Contingencies

Small Molecule Analogues

On December 30, 2019, the Company acquired a series of small molecule analogues pursuant to an Asset Purchase Agreement (“APA”). Pursuant to the APA, the Company is required to make a payment of $50,000 upon raising of at least $2.0 million in funding, and up to approximately $1.75 million based upon successfully meeting clinical and sales milestones. The Company included, in accounts payable at both December 31, 2023 and 2022, the $50,000 required initial payment. Milestone based payments, if any, will be expensed as incurred.

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

Pursuant to the ABSI Agreement: (i) the Company issued ABSI 25,107 shares of its common stock which is equal to $250,000 based on the ten day trailing volume weighted-average price of the Company’s common stock prior to the date of issuance (see Note 5 to the consolidated financial statements for details of the July 27, 2023 issuance of the Company’s common stock to ABSI); (ii) in the event the Company closes a financing pursuant to which it receives more than $10 million in Net Proceeds (as defined in the ABSI Agreement), the Company shall pay ABSI a mid six digit amount; (iii) upon the achievement of certain milestones as set forth in the ABSI Agreement, the Company shall pay ABSI up to an aggregate of $8,250,000; (iv) after the second anniversary of the ABSI Effective Date, the Company shall pay ABSI a low five digit amount for the first year and a mid five digit amount thereafter during the Royalty Term (as defined in the ABSI Agreement); and (v) during the Royalty Term for each Product, the Company shall pay ABSI a quarterly royalty on the Net Sales (as defined in the ABSI Agreement) with royalties at percentages which range from the low to mid single digits, with high Net Sales being subject to lower royalty rates, subject to adjustment as set forth in the ABSI Agreement. In addition, in the event the Company transfers all or substantially all of its rights to a Product to a third party, the Company shall pay to ABSI the percentage of Net Proceeds attributable to the transfer of the Product. Specifically, the Company shall pay ABSI amounts at percentages which range from the mid single digit to low double digits depending on the Company Expenses (as defined in the ABSI Agreement), with higher Company Expenses being subject to lower rates.

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

During the year ended December 31, 2023, the Company paid milestone fees of $500,000 to ABSI in accordance with the terms of the agreement, which included a non-cash common stock equity grant of $250,000.

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

During the year ended December 31, 2023, the Company paid milestone fees of $380,000 to Avior in accordance with the terms of the agreement.

Employment Agreements

On June 1, 2021, the Company entered into an Amended and Restated Employment Agreement with the Company’s CEO, as amended periodically (the “Amended and Restated Employment Agreement”). The term of the Amended and Restated Employment Agreement commenced upon the closing of the Company’s IPO in January 2022 and continues for a period of five years and automatically renews for successive one-year periods at the end of each term unless either party provides written notice of their intent not to renew at least 60 days prior to the expiration of the then effective term. Pursuant to the Amended and Restated Employment Agreement, the CEO will receive an annual base salary of $485,000, which may be increased from time to time, and shall be eligible to receive an annual cash bonus equal to 55% of his then base salary based upon the achievement of Company and individual performance targets established by the Company’s board of directors. In addition, in the first year in which the Company’s market capitalization (as defined in the Amended and Restated Employment Agreement) equals or exceeds (i) $250 million, the CEO shall receive a cash payment of $150,000; (ii) $500 million, the CEO shall receive a cash payment of $350,000; and (iii) $1.0 billion, the CEO shall receive a cash payment of $750,000. Furthermore, following the date of the Company’s IPO, the CEO was issued an option to purchase 30,303 shares of the Company’s common stock at an exercise price of $100.00 per share, which options shall vest over a 48-month period commencing 12 months after the date of grant. This shall be in addition to any additional equity-based compensation awards the Company may grant the CEO from time to time.

On January 1, 2023, in lieu of half of his 2023 salary, the CEO was issued options to purchase up to 20,605 shares of the Company’s common stock at an exercise price of $9.75 per share, which options vested immediately on the date of grant.

On July 6, 2023, the Company entered into an amended and restated employment agreement (the “CEO Employment Agreement”) with the CEO. The Employment Agreement has the same terms as of the COO Employment Agreement (as defined below) except, the CEO shall (i) receive a base salary of $500,000 per year, which may be increased by the Board; and (ii) be eligible to receive an annual bonus equal to 60% of his then base salary based upon the achievement of Company and individual targets to be established by the Board, in its sole discretion. In addition, in the event the CEO’s employment is terminated by the Company other than as a result of his death or Disability and other than for Cause, or if the CEO terminates his employment for Good Reason, then, in addition to the Accrued Compensation, the Company shall continue to pay the CEO’s base salary and provide health benefits for a period of 18 months following the termination date (each as defined in the CEO Employment Agreement). In addition, all Restricted Shares and Stock Options that have not vested as of the date of termination shall be forfeited and outstanding unvested time-based equity awards shall be accelerated in accordance with the applicable vesting schedule as if the CEO had been in service for an additional 12 months as of the termination date.

In connection with the appointment of the Company’s Chief Operating Officer, on July 11, 2023 (the “Effective Date”), the Company entered into an employment agreement (the “COO Employment Agreement”) with the COO. The COO Employment Agreement shall continue for a period of five years and, thereafter, shall automatically renew for successive one-year terms unless either party provides the other party with written notice of non-renewal at least 60 days prior to the last day of the then-current term. Pursuant to the COO Employment Agreement, the COO shall: (i) receive a base salary of $400,000 per year, which may be increased by the Board; (ii) be eligible to receive an annual bonus equal to 50% of his then base salary based upon the achievement of Company and individual targets to be established by the Board, in its sole discretion; (iii) shall be eligible to receive equity-based compensation awards as determined by the Company; (iv) receive reimbursement of reasonable business expenses; and (v) receive such other benefits that the Company may make available to its senior executives from time to time along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

Note 10 – Subsequent Events

Except as noted below, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

In January 2024, the Company entered into an insurance premium financing agreement for $492,450, with a term of 10 months and an annual interest rate of 7.5%. The Company made a down payment of $98,490 and is required to make monthly principal and interest payments of $40,763 over the term of the agreement, which matures in November 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management identified a material weakness in internal control over financial reporting in connection with the review of our audited consolidated financial statements for the year ended December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness previously identified was due to (i) the design and implementation of appropriate segregation of duties to separate the roles of authorizing, initiating, and recording transactions or reviewing transactions for the completeness and accuracy of contracts with financial reporting implications and (ii) the Company lacking sufficient appropriate accounting and reporting knowledge to effectively perform review controls surrounding technical accounting matters. During the year ended December 31, 2023, we implemented formal review processes which included review by our Chief Executive Officer and Chief Financial Officer of material contracts and invoices. In addition, we engaged third-party experts to review the accounting treatment for significant transactions. As of December 31, 2023, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment and implementation of our remediation plans, management concluded that, as of December 31, 2023, our internal controls over financial reporting were effective.

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

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Rule 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors as of February 20, 2024.

Name	Age	Position
Randy Milby	70	Chief Executive Officer and Chairman of the Board of Directors
Thomas Hess	60	Chief Financial Officer
Leonard Mazur	79	Director
Lynne A. Bui, MD	53	Director
Sireesh Appajosyula	48	Chief Operating Officer and Director
Kelly Anderson	56	Director

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

Sireesh Appajosyula

Sireesh Appajosyula has served as a member of our board of directors since July 2021 and was appointed as our Chief Operating Officer in July 2023. Since April 2020, he has served as SVP, Corporate Development and Operations of 9 Meters Biopharma, Inc. (Nasdaq: NMTR) (“9 Meters”), a company focused on rare and unmet needs in gastrointestinal patient populations developing compounds with unique gastrointestinal biology, and since 2018 he has served as Managing Member of Highpoint Pharmaceuticals, LLC, a pharmaceutical research and development company. In addition, since 2015, Mr. Appajosyula has served as Managing Partner of Channel BioConsulting, LLC, a company that assists in enhancing search and evaluation efforts for complementary assets to be added to existing portfolios of biopharmaceutical companies. Prior to joining 9 Meters, Mr. Appajosyula spent approximately 8 years at Salix Pharmaceuticals, Inc. (“Salix”) (Nasdaq: SLXP) in various roles in medical affairs, product commercialization and business development until its acquisition by Bausch Health (Nasdaq: BHC). Prior to Salix, he was involved in various roles at Amgen Inc., Critical Therapeutics, Inc. and Sanofi (formerly Aventis). Mr. Appajosyula received his Bachelor of Science and Doctor of Pharmacy from Rutgers University. We believe Mr. Appajosyula is qualified to serve as a member of our board of directors because of his extensive experience in the biotechnology industry.

Kelly Anderson

Kelly Anderson has served as a member of our board of directors since May 2023. Mrs. Anderson currently serves as Chief Executive Officer of CXO Executive Solutions, a specialized executive talent solutions company. From 2015 through 2020, she served as a partner in C Suite Financial Partners, a financial consulting firm serving private, private equity, entrepreneurial, family office and government-owned firms across the entertainment, aerospace/defense, Software-as-a-service and manufacturing industries. Mrs. Anderson previously served in senior financial executive positions at companies including Mavenlink (now known as Kantata), Ener-Core, Fisker Automotive, T3 Motion and The First American Corporation. In addition, Mrs. Anderson currently serves on the board of AgEagle Aerial Systems, Inc. and Tomi Environmental Solutions and was previously a member of the board of directors of Marygold Companies, Guardion Health Sciences and Psychic Friends Network. She is a Certified Public Accountant in California and received her B.A. in business administration with an accounting concentration from California State University, Fullerton. We believe Mrs. Anderson is qualified to serve as a member of our board of directors because of her extensive experience as a Certified Public Accountant.

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

Our audit committee consists of Kelly Anderson (Chair), Lynne Bui and Leonard Mazur. Our board of directors has affirmatively determined that Kelly Anderson, Lynne Bui and Leonard Mazur each meet the definition of “independent director” under Nasdaq rules, and that they meet the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of Nasdaq. In addition, our board of directors has determined that Kelly Anderson qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors has adopted a written charter for the audit committee which is available on our website at www.tharimmune.com.

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

Our compensation committee consists of Lynne Bui (Chair), Kelly Anderson and Leonard Mazur. Our board has determined that Lynne Bui, Kelly Anderson and Leonard Mazur are each independent directors under Nasdaq rules. Our board of directors has adopted a written charter for the compensation committee which is available on our website at www.tharimmune.com.

Nominating and Governance Committee

Our nominating and governance committee is responsible for, among other things:

●	nominating members of the board of directors;

●	developing a set of corporate governance principles applicable to our Company; and

●	overseeing the evaluation of our board of directors.

Our nominating and corporate governance committee consists of Leonard Mazur (Chair), Lynne Bui and Kelly Anderson, with Leonard Mazur serving as chair. Our board has determined that Leonard Mazur, Lynne Bui and Kelly Anderson are each independent directors under Nasdaq rules. Our board of directors has adopted a written charter for the nominating and governance committee which is available on our website at www.tharimmune.com.

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

Board Diversity Matrix (As of February 20, 2024)
Total Number of Directors	5

Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	2	3	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	1	1	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	1	2	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-	-	-	-
Did Not Disclose Demographic Background	-	-	-	-

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is filed as an exhibit to this Annual Report on Form 10-K and is posted on our website, www.tharimmune.com. We intend to post on our website all disclosures that are required by law or Nasdaq rules concerning any amendments to, or waivers from, any provision of the code.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal year ended December 31, 2023 and 2022 to our principal executive officer and an additional officer (collectively the “named executive officers”), including:

●	Randy Milby, Chief Executive Officer and President; and
●	Sireesh Appajosyula, Chief Operating Officer.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Option awards ($)(2)	Total ($)
Randy Milby, President and	2023	(1)	$375,000	$218,750	$148,665	$742,415
Chief Executive Officer	2022	(3)	$471,942	$-	$2,427,148	$2,899,090
Sireesh Appajosyula	2023		$184,615	$200,000	$14,291	$398,906
Chief Operating Officer	2022		-	-	-	-

(1)	For the year ended December 31, 2023, Mr. Milby was compensated with stock options to purchase 20,605 shares of common stock as set forth in the employment agreement. See Note 9 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Reflects the aggregate grant date fair value of stock options granted during the fiscal year calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions made by us in determining the grant date fair value of our equity awards see Note 6 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	For the year ended December 31, 2022, Mr. Milby was compensated with stock options to purchase 30,303 shares of common stock as set forth in the employment agreement. See Note 9 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Employment Agreements

Employment Agreement with Randy Milby

We originally entered into an employment agreement with Randy Milby, to serve as our President and Chief Executive Officer, on January 1, 2019. Such employment agreement was subsequently amended, including, but not limited to, on January 1, 2021, to reflect such that in lieu of base salary, Mr. Milby would receive stock options to purchase 18,939 shares of our common stock per month at an exercise price of $7.822 per share effective January 1, 2021 until funding meets or exceeds $5,000,000, after which time, cash compensation of $300,000 per year would be paid. The amendment also provided for a base salary of $435,000 after we received funding greater than $5,000,000, or we completed an initial public offering or similar transaction as set forth in the employment agreement. In addition, if Mr. Milby raised more than $5,000,000, he would receive a grant of stock options to acquire 30,303 shares of our common stock with an exercise price based upon the most recent 409A valuation. Subsequently, on January 20, 2021, we entered into a further amendment to the employment agreement pursuant to which Mr. Milby would receive a base salary of $200,000.

On June 1, 2021, we entered into an Amended and Restated Employment Agreement, as amended on September 24, 2021 (the “Amended and Restated Employment Agreement”), with Randy Milby pursuant to which Mr. Milby continues to serve as our President and Chief Executive Officer. The term of the Amended and Restated Employment Agreement commenced upon the closing of our initial public offering and continues for a period of five years and automatically renews for successive one-year periods at the end of each term unless either party provides written notice of their intent not to review at least 60 days prior to the expiration of the then effective term. Pursuant to the Amended and Restated Employment Agreement, Mr. Milby will receive an annual base salary of $485,000, which may be increased from time to time, and shall be eligible to receive an annual cash bonus equal to 55% of his then base salary based upon the achievement of Company and individual performance targets established by our board. In addition, in the first year in which our market capitalization (as defined in the Amended and Restated Employment Agreement) equals or exceeds (i) $250 million, Mr. Milby shall receive a cash payment of $150,000; (ii) $500 million, Mr. Milby shall receive a cash payment of $350,000; and (iii) $1 billion, Mr. Milby shall receive a cash payment of $750,000. Furthermore, on January 14, 2022, Mr. Milby was granted an option to purchase 757,575 shares of our common stock at an exercise price of $4.00 per share which shall vest over a 48-month period commencing 12 months after the date of grant. This shall be in addition to any additional equity-based compensation awards we may grant Mr. Milby from time to time.

On July 6, 2023, we entered into an amended and restated employment agreement (the “CEO Employment Agreement”) with Mr. Milby. The Employment Agreement has the same terms as of the COO Employment Agreement (as defined below) except, Mr. Milby shall (i) receive a base salary of $500,000 per year, which may be increased by the Board; and (ii) be eligible to receive an annual bonus equal to 60% of his then base salary based upon the achievement of Company and individual targets to be established by the Board, in its sole discretion. In addition, in the event Mr. Milby’s employment is terminated by the Company other than as a result of his death or Disability (as defined in the CEO Employment Agreement) and other than for Cause (as defined in the CEO Employment Agreement), or if Mr. Milby terminates his employment for Good Reason (as defined in the CEO Employment Agreement), then, in addition to the Accrued Compensation, the Company shall continue to pay Mr. Milby’s base salary and provide health benefits for a period of 18 months following the termination date and all Restricted Shares and Stock Options that have not vested as of the date of termination shall be forfeited and outstanding unvested time-based equity awards shall be accelerated in accordance with the applicable vesting schedule as if Mr. Milby had been in service for an additional 12 months as of the termination date.

Pursuant to the Amended and Restated Employment Agreement and the CEO Employment Agreement, Mr. Milby’s employment may be terminated (i) by us for Cause (as defined in the Amended and Restated Employment Agreement and the CEO Employment Agreement); (ii) upon Mr. Milby’s death; (iii) upon Mr. Milby’s Disability (as defined in the Amended and Restated Employment Agreement); (iv) or by Mr. Milby for Good Reason (as defined in the Amended and Restated Employment Agreement). In the event Mr. Milby’s employment is terminated, we shall pay Mr. Milby his then base salary through the last day of his employment, the reimbursement of expenses incurred on or prior to the termination date and any earned but unpaid bonus (collectively, the “Accrued Compensation”). In the event Mr. Milby’s employment is terminated as a result of his death or Disability, we shall pay Mr. Milby (i) the Accrued Compensation, (ii) his then base salary through the date which is 90 days after his death or Disability and (iii) such other or additional benefits as may be provided under our employee benefit plans, programs and arrangements (collectively, the “Plans”). In addition, all shares of our capital stock that are subject to vesting and all stock options that are scheduled to vest on or before the next succeeding anniversary of the effective date of the Amended and Restated Employment Agreement shall be accelerated and deemed to have vested as of the termination date. All shares and options that have not vested as of the date of termination shall be forfeited. Any stock options that have vested as of the termination date shall remain exercisable until the earlier of (i) 60 months after the termination date and (ii) the expiration date of the option (all payments to be paid upon Mr. Milby’s death or Disability are hereinafter referred to as the “Death and Disability Severance”). Any payments that shall be made to Mr. Milby as a result of his Disability shall be contingent upon Mr. Milby executing a general release within 21 days of separation from service.

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

Employment Agreement with Sireesh Appajosyula

On July 6, 2023, the Board appointed Sireesh Appajosyula, the Company’s director, as Chief Operating Officer of the Company effective immediately. In connection with his appointment as Chief Operating Officer of the Company, Mr. Appajosyula resigned as Chair and a member of the Company’s nominating and corporate governance committee.

Sireesh Appajosyula has served as a member of the Company’s board of directors since July 2021. Since April 2020, he has served as SVP, Corporate Development and Operations of 9 Meters Biopharma, Inc. (Nasdaq: NMTR) (“9 Meters”), a company focused on rare and unmet needs in gastrointestinal patient populations developing compounds with unique gastrointestinal biology, and since 2018 he has served as Managing Member of Highpoint Pharmaceuticals, LLC, a pharmaceutical research and development company. In addition, since 2015, Mr. Appajosyula has served as Managing Partner of Channel BioConsulting, LLC, a company that assists in enhancing search and evaluation efforts for complementary assets to be added to existing portfolios of biopharmaceutical companies. Prior to joining 9 Meters, Mr. Appajosyula spent approximately eight years at Salix Pharmaceuticals, Inc. (“Salix”) (Nasdaq: SLXP) in various roles in medical affairs, product commercialization and business development until its acquisition by Bausch Health (Nasdaq: BHC). Prior to Salix, he was involved in various roles at Amgen Inc., Critical Therapeutics, Inc. and Sanofi (formerly Aventis). Mr. Appajosyula received his Bachelor of Science and Doctor of Pharmacy from Rutgers University.

In connection with Mr. Appajosyula’s appointment as Chief Operating Officer of the Company, on July 11, 2023 (the “Appajosyula Effective Date”), the Company entered into an employment agreement (the “Appajosyula Employment Agreement”) with Mr. Appajosyula. The Appajosyula Employment Agreement shall continue for a period of five years and, thereafter, shall automatically renew for successive one-year terms unless either party provides the other party with written notice of non-renewal at least 60 days prior to the last day of the then current term. Pursuant to the Appajosyula Employment Agreement, Mr. Appajosyula shall: (i) receive a base salary of $400,000 per year, which may be increased by the Board; (ii) be eligible to receive an annual bonus equal to 50% of his then base salary based upon the achievement of Company and individual targets to be established by the Board, in its sole discretion; (iii) shall be eligible to receive equity-based compensation awards as determined by the Company; (iv) receive reimbursement of reasonable business expenses; and (v) receive such other benefits that the Company may make available to its senior executives from time to time along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

In the event Mr. Appajosyula’s employment is terminated, the Company shall pay him his base salary through the last day of his employment, payment for any unused vacation time in accordance with the Company’s policies established and in effect from time to time, any reimbursable business expenses and any earned but unpaid bonuses (collectively, the “Accrued Compensation”). In the event Mr. Appajosyula’s employment is terminated as a result of his death or Disability (as defined in the Appajosyula Employment Agreement), Mr. Appajosyula shall receive, in addition to the Accrued Compensation, (i) his base salary through the date which is 90 days after his death or Disability and (ii) such other or additional benefits, if any, as may be provided under applicable employee benefit plans, programs and/or arrangements of Company. In addition, all shares of capital stock of the Company held by Mr. Appajosyula that are subject to vesting (“Restricted Shares”) and all options to purchase shares of capital stock of the Company (“Stock Options”) that are scheduled to vest on or before the next succeeding anniversary of the Appajosyula Effective Date shall be accelerated and deemed to have vested as of the termination date. All Restricted Shares and Stock Options that have not vested as of the date of termination shall be forfeited as of such date. Stock Options that have vested as of Mr. Appajosyula’s termination shall remain exercisable until the earlier of (i) 60 months following such termination and (ii) the expiration date of such Stock Options. In connection with Mr. Appajosyula’s Disability, all payments, benefits and/or grants pursuant to the Appajosyula Employment Agreement shall be subject to Mr. Appajosyula’s execution and delivery within 21 days of separation from service of a general release of the Company, its parents, subsidiaries, and affiliates and each of its officers, directors, employees, agents, successors and assigns in a form that is acceptable to Company. In the event Mr. Appajosyula’s employment is terminated for Cause (as defined in the Appajosyula Employment Agreement), Mr. Appajosyula shall receive, in addition to the Accrued Compensation, such other or additional benefits, if any, as may be required under applicable employee benefit plans, programs and or arrangements of Company or by law; provided, however, all Restricted Shares that have not vested as of the date of termination shall be forfeited and all unexercised Stock Options vested as of the termination date shall remain exercisable for 90 days following such termination. In the event Mr. Appajosyula’s employment is terminated by the Company other than as a result of his death or Disability and other than for Cause, or if Mr. Appajosyula terminates his employment for Good Reason (as defined in the Appajosyula Employment Agreement), then, in addition to the Accrued Compensation, the Company shall (i) continue to pay Mr. Appajosyula’s base salary and provide health benefits for a period of 12 months following the termination date or, in the case of benefits, such time as Mr. Appajosyula receives equivalent coverage and benefits under plans and programs of a subsequent employer; and (ii) provide such other or additional benefits, if any, as may be provided under applicable employee benefit plans, programs and/or arrangements of the Company (other than any severance plans or programs). In addition, all Restricted Shares and Stock Options that have not vested as of the date of termination shall be forfeited and outstanding unvested time-based equity awards shall be accelerated in accordance with the applicable vesting schedule as if Mr. Appajosyula had been in service for an additional six months as of the termination date. Moreover, Stock Options that have vested as of the termination date shall remain exercisable until the earlier of (i) 60 months following such termination and (ii) the expiration date of the Stock Option. The foregoing payments shall be subject to Mr. Appajosyula’s execution of a separation agreement within 60 days from his termination date. In addition, the Company and Mr. Appajosyula may terminate the Appajosyula Employment Agreement for any reason or no reason at any time by written notice to the other party, in which case, if terminated by Mr. Appajosyula, he shall not receive payments or benefits other than the Accrued Compensation. Lastly, in the event Mr. Appajosyula’s employment is terminated (i) by the Company without Cause at any time within 12 months prior to the consummation of a Change of Control (as defined in the Appajosyula Employment Agreement), if, prior to, or as of such termination, a Change of Control transaction was Pending (as defined in the Appajosyula Employment Agreement) at any time during such 12 month period, (ii) by Mr. Appajosyula for Good Reason at any time within 12 months after the consummation of a Change of Control, or (iii) by the Company without Cause at any time upon or within 12 months after the consummation of a Change of Control, then, Mr. Appajosyula shall be entitled to (A) the acceleration and vesting in full of any then outstanding and unvested portion of any time-vesting equity award with, options continuing to be exercisable for 60 months following termination (or, if earlier, their expiration date); (B) his base salary; and (C) any bonus and equity awards he is entitled to; provided, however, that the severance amount shall equal two times the sum of his base salary and target bonus and the severance period shall be 24 months. The Appajosyula Employment Agreement also contains covenants prohibiting Mr. Appajosyula from disclosing confidential information with respect to the Company and non-competition, non-solicitation and non-disparagement restrictions.

Outstanding Equity Awards at December 31, 2023

The following table sets forth information concerning outstanding equity awards held by our named executive officers as of December 31, 2023.

		OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Randy Milby	6/20/2018	758	-	-		$330.00	6/20/2028
	9/20/2018	439	-	-		$330.00	9/20/2028
	7/31/2019	379	-	-		$1.980	7/31/2029
	9/17/2019	76	-	-		$0.3118	9/17/2029
	9/19/2019	76	-	-		$0.3118	9/19/2029
	11/5/2019	37	-	-		$0.3118	11/05/2029
	12/13/2019	303	-	-		$0.3118	12/13/2029
	12/31/2019	1,515	-	-		$0.3118	12/31/2029
	4/30/2020	303	-	-		$6.2219	4/30/2030
	5/31/2020	303	-	-		$6.2219	5/31/2030
	6/30/2020	303	-	-		$6.2219	6/30/2030
	7/31/2020	303	-	-		$6.2219	7/31/2030
	8/31/2020	303	-	-		$6.2219	8/31/2030
	9/30/2020	303	-	-		$6.2219	9/30/2030
	10/31/2020	303	-	-		$64.775	10/31/2030
	11/12/2020	303	-	-		$64.775	11/12/2030
	11/12/2020	1,515	-	-		$64.775	11/12/2030
	11/30/2020	303	-	-		$64.775	11/30/2030
	12/31/2020	303	-	-		$64.775	12/31/2030
	01/31/2021	758	-	-		$136.511	01/31/2031
	02/01/2021	1,818	-	-		$136.511	02/01/2031
	02/28/2021	758	-	-		$136.511	02/28/2031
	03/31/2021	758	-	-		$136.511	03/31/2031
	04/02/2021	1,515	-	-		$136.932	04/02/2031
	04/30/2021	758	-	-		$136.932	04/30/2031
	05/31/2021	758	-	-		$136.932	05/31/2031
	01/12/2022	30,303	-	15,408	(1)	$80.096	01/12/2032
	01/1/2023	20,605	-	-		$7.215	01/1/2033
Sireesh Appajosyula	08/30/2019	1,516	-	-		$ 1.980	08/30/2024
	03/21/2022	2,000	-	-		$33.250	03/21/2032
	11/07/2023	1,000	-	-		$ 3.943	11/07/2033

(1)	25% of the options vested on the one-year anniversary of the vesting starting date (January 12, 2022), with the remaining 574,573 of the options vesting in equal installments over a period of 48 months.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the year ended December 31, 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2023.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Leonard Mazur	$31,356	$3,070	$34,426
Lynne Bui	$38,500	$3,070	$41,570
Sireesh Appajosyula	$5,413	$3,070	$8,483
Kelly Anderson	$40,027	$6,141	$46,168

(1) The amounts reported do not reflect the amounts actually received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted to our non-employee directors during the year ended December 31, 2023, as computed in accordance with Financial Accounting Standard Board ASC Topic 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 6 - Stock-Based Compensation to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

Our non-employee directors receive the following annual retainers, to be paid quarterly:

Position	Retainer
Board member	$35,000	(1)
Audit Committee Chair	15,000
Audit Committee member	7,500
Compensation Committee Chair	8,000
Compensation Committee member	4,000
Nominating and Corporate Governance Chair	6,000
Nominating and Corporate Governance member	3,000

(1) Upon initial appointment to the board, directors receive a one-time annual payment of $40,000 and then subsequent annual payments of $35,000.

Our board approved a policy pursuant to which each non-employee director who is initially elected or appointed to the board on any date other than the date of our annual meeting of stockholders will be granted options to purchase up to 2,000 shares of our common stock. Such options will vest monthly over a period of one year, subject to continued service on our board. In addition, each non-employee director who serves on our board as of the date of any annual meeting of stockholders will be granted an option to purchase shares of our common stock, with the number of options and vesting period to be determined by our compensation committee.

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

Eligibility Participants: The 2017 Plan authorizes the grant of stock options, restricted stock, restricted stock units and/or other stock-based awards to employees, officers, directors, individual consultants and advisors of the Company. The Board determines, in its sole discretion, who will receive awards under the 2017 Plan. Notwithstanding anything in the 2017 Plan or any award documentation to the contrary, for so long as the Company has elected Subchapter S status under Section 1362 of the Internal Revenue Code of 1986, as amended, no award shall be granted or exercised, as the case may be, if the result of such grant or exercise would result in the termination of such Subchapter S status, unless such grant or exercise, as the case may be, is consented to by all stockholders of the Company. Any such purported grant or exercise of an award that does not comply with the foregoing shall be void and have no legal force or effect and shall not be recognized on the books of the Company as effective.

Shares Available Under the 2017 Plan: The maximum number of shares of common stock that may be issued to participants under the 2017 Plan is 3,788, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the 2017 Plan for which the award is canceled, forfeited or expires again become available for grants under the 2017 Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the 2017 Plan.

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

Other Stock-Based Awards: The Board may grant or sell other awards that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, common stock or factors that may influence the value of such shares. In addition, the Board may grant unrestricted shares to eligible participants.

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

Eligibility Participants: The 2019 Plan authorizes the grant of stock options, restricted stock, restricted stock units and/or other stock-based awards to employees, officers, directors, individual consultants and advisors of the Company.

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

Shares Available Under the 2019 Plan: The maximum number of shares of common stock that may be delivered to participants under the 2019 Plan is 156,060, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the 2019 Plan for which the award is canceled, forfeited or expires again become available for grants under the 2019 Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the 2019 Plan.

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

2023 Stock Incentive Plan

Our board of directors and our stockholders approved the 2023 Omnibus Incentive Plan (“2023 Plan”) on August 17, 2023, under which we may grant equity incentive awards in order to attract, motivate and retain the talent who are expected to make important contributions to the Company. The material terms of the 2023 Plan are summarized below.

Administration of the 2023 Plan: The 2023 Plan is administered by our board of directors. Our board of directors may delegate any or all of its powers under the 2023 Plan to one or more committees or subcommittees of the board (a “Committee”). All references in the 2023 Plan to the “Board” shall mean our board of directors or a Committee of our board of directors to the extent that the board’s powers or authority under the 2023 Plan have been delegated to such Committee. The Board shall have authority to grant awards and to adopt, amend and repeal such administrative rules, guidelines and practices relating to the 2023 Plan as it shall deem advisable. The Board may correct any defect, supply any omission or reconcile any inconsistency in the 2023 Plan or any award in the manner and to the extent it shall deem expedient to carry the 2023 Plan into effect and it shall be the sole and final judge of such expediency. All decisions by the Board shall be made in the Board’s sole discretion and shall be final and binding on all persons having or claiming any interest in the 2023 Plan or in any Award. No director or person acting pursuant to the authority delegated by the Board shall be liable for any action or determination relating to or under the 2023 Plan made in good faith.

Eligibility Participants: The 2023 Plan authorizes the grant of stock options, restricted stock, restricted stock units and/or other stock-based awards to employees, officers, directors, individual consultants and advisors of the Company.

The Board determines, in its sole discretion, who will receive awards under the 2023 Plan. Notwithstanding anything in the 2023 Plan or any award documentation to the contrary, for so long as the Company has elected Subchapter S status under Section 1362 of the Internal Revenue Code of 1986, as amended, no award shall be granted or exercised, as the case may be, if the result of such grant or exercise would result in the termination of such Subchapter S status, unless such grant or exercise, as the case may be, is consented to by all stockholders of the Company. Any such purported grant or exercise of an award that does not comply with the foregoing shall be void and have no legal force or effect and shall not be recognized on the books of the Company as effective.

Shares Available Under the 2023 Plan: The maximum number of shares of common stock that may be delivered to participants under the 2023 Plan is 2,600,000, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the 2023 Plan for which the award is canceled, forfeited or expires again become available for grants under the 2023 Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the 2023 Plan.

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

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the Board. In the event of various changes to the capitalization of our Company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the Board to the number of shares covered by outstanding awards or to the exercise price of such awards. The Board is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our Company, including acceleration of vesting. Except as otherwise determined by the Board at the date of grant, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. The Board also has the authority, at any time, to discontinue the granting of awards. The Board also has the authority to alter or amend the 2023 Plan or any outstanding award or may terminate the 2023 Plan as to further grants, provided that no amendment will, without the approval of our stockholders, increase the number of shares available under the 2023 Plan or change the persons eligible for awards under the 2023 Plan. No amendment that would adversely affect any outstanding award made under the 2023 Plan can be made without the consent of the holder of such award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 20, 2024 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and named executive officers as a group; and

●	each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of February 20, 2024, pursuant to the exercise of options or warrants, vesting of common stock or conversion of convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 11,739,676  shares of common stock issued and outstanding as of February 20, 2024.

Unless noted otherwise, the address of all listed stockholders is c/o Tharimmune, Inc., 1200 Route 22 East, Suite 200, Bridgewater, NJ 08807.

Except as indicated by the footnotes below, we believe, based on information furnished to us, that each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage
Directors and Named Executive Officers:
Randy Milby	207,266	(1)	1.76%
Leonard Mazur	7,949	(2)	*
Lynne Bui	3,758	(3)	*
Sireesh Appajosyula (5)	55,073	(4)	*
Kelly Anderson	2,000	(6)	*
All Named Executive Officers and Directors as a Group (5 persons)	276,045		2.34%

* Represents less than 1%.

(1)	Represents (i) 156,517 shares of common stock and (ii) 50,749 shares of common stock issuable upon exercise of options. Excludes 15,408 shares of common stock issuable upon exercise of options which are subject to vesting.

(2)	Represents (i) 4,949 shares of common stock and (ii) 3,000 shares of common stock issuable upon exercise of options.

(3)	Represents 3,758 shares of common stock issuable upon exercise of options.

(4)	Represents (i) 4,515 shares of common stock issuable upon exercise of options, (ii) 11,364 shares of common stock, (iii) 38,889 shares of common stock held by Highpoint Pharmaceuticals LLC and (iv) 304 shares of common stock held by Channel BioConsulting LLC.

(5)	Represents (i) 11,364 shares of common stock held directly by Mr. Appajosyula; (ii) 38,889 shares of common stock held by Highpoint Pharmaceuticals, LLC; (iii) 304 shares of common stock held by Channel BioConsulting LLC; (iv) 4,516 shares of common stock issuable upon exercise of options. Sireesh Appajosyula is the Managing Member of each of Highpoint Pharmaceuticals LLC and Channel BioConsulting LLC and in such capacity has the right to vote and dispose of the securities held by such entities. The address of Highpoint Pharmaceuticals LLC is 16192 Coastal Highway, Lewes, DE 19958. The address of Channel BioConsulting LLC is 2 Linden Court, Holmdel, NJ 07733.

(6)	Represents 2,000 shares of common stock issuable upon exercise of options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	90,758	(1)	$80.30	2,595,000	(2)
Equity compensation plans not approved by security holder	-		-	-
Total	90,758	(1)	80.30	2,595,000	(2)

(1) This number includes the following: 3,712 shares subject to outstanding options granted under the 2017 Plan, 82,046 shares subject to outstanding options granted under the 2019 Plan, and 5,000 shares subject to outstanding options granted under the 2023 Plan. The Company will not issue any additional awards under the 2017 and 2019 Plans.

(2) This number represents shares available for issuance under the 2023 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2023 and December 31, 2022 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Accrued Compensation

At December 31, 2021, we had accrued compensation to the founder and CEO totaling $200,000, which was paid in full in April 2022.

Unsecured Promissory Notes

On January 4, 2022 and January 6, 2022, we issued unsecured promissory notes in the aggregate principal amount of $139,000 to three related party investors. The notes were to accrue interest at a rate of 12% per annum and mature upon the earlier of (i) June 30, 2022, and (ii) closing of a subsequent equity financing. The notes were repaid in full on January 21, 2022 upon closing of our IPO on January 14, 2022, which qualified as a subsequent equity financing.

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

Independence of the Board of Directors

Our board of directors undertook a review of the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors has affirmatively determined that Leonard Mazur, Kelly Anderson and Lynne Bui are each an “independent director,” as defined under Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2023 by Rosenberg Rich Baker Berman, P.A. (“RRBB”) and Mayer Hoffman McCann P.C. (“MHM”) and for the fiscal year ended December 31, 2022 by MHM. Substantially all of MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.

	2023	2022

Audit fees(1)	$313,980	$371,749
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$313,980	$371,749

(1) Audit Fees: Audit fees consist of fees billed for the professional services rendered to us for the audit of our annual consolidated financial statements for the years ended December 31, 2023 and 2022, reviews of the quarterly financial statements during the periods, the issuance of consent and comfort letters in connection with registration statement filings, and all other services that are normally provided by the accounting firm in connection with statutory and regulatory filings and engagements.

2023 audit fees include approximately $95,000 in RRBB fees in connection with the audits and quarterly reviews for the year ended December 31, 2023 and approximately $219,000 in MHM fees in connection with the quarterly reviews, audit consents and registration statement consents for the year ended December 31, 2023.

Audit-Related Fees: Fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit of the financial statements.

Tax Fees: Fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees: All other fees billed by the auditor for products and services not included in the foregoing categories.

Approval Policies and Procedures

In accordance with Sarbanes-Oxley, our audit committee charter requires the Audit Committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The Audit Committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the Audit Committee must report to the full Audit Committee at the next audit committee meeting all items pre-approved by such delegated members. During the years ended December 31, 2023 and 2022, all of the services performed by our independent registered public accounting firm were pre-approved by the Audit Committee.

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

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
3.2	Amendment to Certificate of Incorporation dated August 7, 2019 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
3.3	Amendment to Certificate of Incorporation dated September 16, 2021 (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
3.4	Amendment to Certificate of Incorporation dated October 11, 2021 (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 15, 2021)
3.5	Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
3.6	Certificate of Amendment to Certificate of Incorporation dated September 21, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2023)
3.7	Certificate of Amendment to Certificate of Incorporation, as amended, dated November 17, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2023)
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2021)
4.3	Description of the Registrant’s Securities (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023)
10.1+	Amended and Restated Employment Agreement by and between the Company and Randy Milby dated June 1, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
10.2+	First Amendment to Amended and Restated Employment Agreement by and between the Company and Randy Milby dated June 1, 2021 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
10.3+	Hillstream BioPharma, Inc. 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
10.4+	Hillstream BioPharma, Inc. 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 22, 2022)
10.5+	Amended and Restated Employment Agreement by and between the Company and Randy Milby dated July 6, 2023 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)
10.6+	Tharimmune, Inc. 2023 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 2, 2023)
10.7#	Patent License Agreement by and between the Company and Avior Inc. dba Avior Bio dated November 3, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2023)
10.8#	Research and Development Collaboration and License Agreement by and between the Company and Applied Biomedical Science Institute dated July 5, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)
10.9+	Employment Agreement by and between the Company and Sireesh Appajosyula dated July 11, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2022)
16.1	Letter of Mayer Hoffman McCann P.C. dated June 20, 2023 (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2023)
21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023)
23.1*	Consent of Rosenberg Rich Baker Berman P.A.
23.2*	Consent of Mayer Hoffman McCann P.C.
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1*	Tharimmune, Inc. Clawback Policy
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan or arrangement.

# Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because such information is both not material and is the type that the Company treats as private or confidential.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of February, 2024.

THARIMMUNE, INC.

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

Signature	Title	Date

/s/ Randy Milby	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	February 23, 2024
Randy Milby

/s/ Thomas Hess	Chief Financial Officer	February 23, 2024
Thomas Hess	(Principal Financial and Accounting Officer)

/s/ Lynne Bui	Director	February 23, 2024
Lynne Bui

/s/ Leonard Mazur	Director	February 23, 2024
Leonard Mazur

/s/ Sireesh Appajosyula	Director	February 23, 2024
Sireesh Appajosyula

/s/ Kelly Anderson	Director	February 23, 2024
Kelly Anderson

