Form 10-Q
period 2024-03-31
Tharimmune, Inc.
filed 2024-05-09
CIK 1861657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(908) 270-8260

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

Number of common shares outstanding as of May 8, 2024 was 11,789,676.

2

THARIMMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current assets
Cash	$8,427,290	$10,935,352
Prepaid expenses and other current assets	460,007	11,041

Total current assets	8,887,297	10,946,393

Total assets	$8,887,297	$10,946,393

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$993,244	$908,577
Accrued expenses	527,527	906,469
Insurance premium financing liability	317,119	-

Total current liabilities	1,837,890	1,815,046

Total liabilities	1,837,890	1,815,046

Commitments and contingencies (see Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 11,793,309 shares and 11,743,309 shares issued and 11,789,676 shares and 11,739,676 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	1,180	1,175
Additional paid-in capital	34,077,827	33,903,663
Accumulated deficit	(26,959,635)	(24,703,526)
Treasury stock, at cost, 3,633 shares held in treasury as of March 31, 2024 and December 31, 2023	(69,965)	(69,965)

Total stockholders’ equity	7,049,407	9,131,347

Total liabilities and stockholders’ equity	$8,887,297	$10,946,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023

Operating expenses
Research and development	$1,025,258	$1,047,677
General and administrative	1,322,045	1,666,721

Total operating expenses	2,347,303	2,714,398

Loss from operations	(2,347,303)	(2,714,398)

Other income (expense)
Interest expense	(4,700)	(6,138)
Interest income	95,894	32,248

Total other income (expense), net	91,194	26,110

Net loss	$(2,256,109)	$(2,688,288)

Net loss per share:
Basic and diluted	$(0.19)	$(5.84)

Weighted average number of common shares outstanding:
Basic and diluted	11,757,808	460,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

For the three months ended March 31, 2023

Balance, December 31, 2022	11,604,970	$1,160	$20,996,892	$(15,384,432)	90,826	$(69,965)	$5,543,655

Net loss	-	-	-	(2,688,288)	-	-	(2,688,288)

Stock based compensation	-	-	345,432	-	-	-	345,432

Balance, March 31, 2023	11,604,970	$1,160	$21,342,324	$(18,072,720)	90,826	$(69,965)	3,200,799

For the three months ended March 31, 2024

Balance, December 31, 2023	11,743,309	$1,175	$33,903,663	$(24,703,526)	3,633	$(69,965)	$9,131,347

Stock issuance pursuant to services agreement	50,000	5	20,545	-	-	-	20,550

Net loss	-	-	-	(2,256,109)	-	-	(2,256,109)

Stock based compensation	-	-	153,619	-	-	-	153,619

Balance, March 31, 2024	11,793,309	$1,180	$34,077,827	$(26,959,635)	3,633	$(69,965)	$7,049,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(2,256,109)	$(2,688,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	153,619	345,432
Stock issuance pursuant to services agreement	20,550	-
Increase in operating assets:
Prepaid expenses and other current assets	(448,966)	(892,964)
Increase (decrease) in operating liabilities:
Accounts payable	84,667	(280,622)
Accrued expenses	(378,942)	51,752

Net cash used in operating activities	(2,825,181)	(3,464,690)

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Payment of deferred offering costs	-	(36,553)
Proceeds from insurance premium financing liability	393,960	716,775
Repayment of insurance premium financing liability	(76,841)	(156,858)

Net cash provided by financing activities	317,119	523,364

Net decrease in cash	(2,508,062)	(2,941,326)

Cash, beginning of period	10,935,352	6,510,534

Cash, end of period	$8,427,290	$3,569,208

Supplemental disclosure of non-cash financing activities:
Unpaid deferred financing costs	$-	$45,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Description of Business and Liquidity

Nature of Operations

Tharimmune, Inc. (formerly, Hillstream BioPharma, Inc.) (“Tharimmune” or the “Company”) was incorporated on March 28, 2017, as a Delaware C-corporation. At March 31, 2024, Tharimmune had one wholly-owned subsidiary: HB Pharma Corp. (“HB”).

Tharimmune is a clinical-stage biotechnology company developing therapeutic candidates in rare, inflammatory, and oncologic conditions with high unmet need. On November 3, 2023, the Company entered into a patent license agreement (the “Avior License Agreement”) with Avior Inc. d/b/a Avior Bio, LLC (“Avior”) pursuant to which it received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize TH104 and TH103) and to practice the Licensed Technology in connection with the foregoing, throughout the world (each as defined in the Avior License Agreement. In February 2023, the U.S. Food and Drug Administration (“FDA”) approved an investigational new drug (“IND”) application for TH104. TH104 has a dual mechanism of action by affecting multiple receptors, known to suppress chronic, debilitating pruritis or “uncontrollable itching.” With respect to TH104, the Company intends to first seek approval for the treatment of moderate to severe chronic pruritis in patients with primary biliary cholangitis (“PBC”), an orphan rare form of liver disease with no known cure in which more than 70% of patients suffer from debilitating chronic pruritis, and with respect to TH103, it intends to develop the product candidate and potentially file an IND.

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2024, the Company incurred operating losses in the amount of approximately $2.3 million, expended approximately $2.8 million in net cash used in operating activities, and had an accumulated deficit of approximately $27.0 million as of March 31, 2024. Through March 31, 2024, the Company has primarily financed its operations through public and private offerings of its equity securities. The Company received net proceeds from its initial public offering (“IPO”) on January 14, 2022 of approximately $12.5 million. Additionally, the Company closed a public offering (the “May Offering”) of its common stock on May 2, 2023. Net proceeds to the Company from the May Offering were approximately $2.1 million. The Company recently closed an additional public offering (the “November Offering”) of its common stock on November 30, 2023. Net proceeds to the Company from the November Offering were approximately $8.7 million. See Note 3 to the condensed consolidated financial statements for details regarding the May and November Offerings. The shares of the Company’s common stock began trading on The Nasdaq Capital Market on January 12, 2022 under the ticker symbol “HILS” and effective as of September 25, 2023, are traded under the ticker symbol “THAR.”

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheet, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or any other future period. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations, and cash flows are presented in U.S. Dollars. These condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2024. The Company operates in one segment.

Reverse Stock Split

On November 17, 2023, the Company effectuated a reverse split of shares of its common stock at a ratio of 1-for-25 pursuant to an amendment to the Company’s Certificate of Incorporation, as amended, filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. The par value of the Company’s common stock was not adjusted as a result of the reverse split. All issued and outstanding common stock share and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect this reverse split for all periods presented.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Areas of the condensed consolidated financial statements where estimates may have the most significant effect include research and development expense recognition, valuation of common shares and share-based compensation, allowances of deferred tax assets, valuation of debt related instruments, and cash flow assumptions regarding going concern considerations. Although management believes the estimates that have been used are reasonable, actual results could vary from the estimates that were used.

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

Fair Value Measurements

The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

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

In January 2024, the Company entered into an insurance premium financing agreement for $492,450, with a term of 10 months and an annual interest rate of 7.5%. The Company made a down payment of $98,490 and is required to make monthly principal and interest payments of $40,763 over the term of the agreement, which matures in November 2024. Related prepaid insurance at March 31, 2024 of $369,337 is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet.

Retirement Plan

The Company has a 401(k) defined contribution plan which covers all employees that meet the plan’s eligibility requirements. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company makes a discretionary match which is currently equal to 3% of employee contributions. Total company contributions to the plan were $337 and $1,819 for the three months ended March 31, 2024 and 2023, respectively.

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

The Company follows the guidance in FASB ASC Subtopic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more-likely-than-not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. At March 31, 2024 and December 31, 2023, the Company had no unrecognized uncertain income tax positions, and therefore no amounts have been recognized in the condensed consolidated financial statements.

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

Potentially dilutive securities not included in the computation of loss per share for the three months ended March 31, 2024 and 2023 included options to purchase 90,758 and 85,758 shares of common stock, respectively. Other potentially dilutive securities also not included in the computation of loss per share for the three months ended March 31, 2024 and 2023 included warrants to purchase 7,500 shares of the Company’s common stock related to the IPO, warrants to purchase an additional 6,360 shares of the Company’s common stock issued in the May Offering, and warrants to purchase an additional 300,000 shares of the Company’s common stock issued in the November Offering. All common share amounts as of March 31, 2024 and December 31, 2023 and per share amounts for the three months ended March 31, 2024 and 2023 have been retroactively adjusted to reflect a 1-for-25 reverse stock split of the Company’s common stock effectuated on November 17, 2023.

Recently Adopted Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements that were required to be adopted and believes that other than the following, none of them will have a material effect on the Company’s financial position, results of operations, or cash flows.

The FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), to reduce complexity in applying U.S. GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC Subtopic 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC Subtopic 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in FASB ASC Topic 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities that meet the definition of an SEC filer, excluding smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2021. For all other entities, including the Company, the amendments are effective for fiscal years beginning after December 15, 2023. The Company adopted this guidance effective January 1, 2024 and the adoption of ASU 2020-06 did not have a material impact on its condensed consolidated financial statements.

Note 3 – Common Stock

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

On May 2, 2023, the Company closed a public offering pursuant to which it issued 212,000 shares of its common stock at a public offering price of $12.50 per share. The gross proceeds to the Company from the May Offering were approximately $2.7 million, prior to deducting underwriting discounts and commissions of approximately $186,000 and other offering expenses of approximately $417,000. The net proceeds to the Company from the May Offering were approximately $2.1 million. The Company granted the underwriters a 45-day option to purchase up to an additional 795,000 shares of common stock at the public offering price less discounts and commissions, to cover over-allotments; however, this option expired unexercised.

On July 26, 2023, pursuant to the research and development collaboration and license agreement with Applied Biomedical Science Institute (“ABSI”), further described in Note 5 to the condensed consolidated financial statements, the Company issued 25,107 shares of its common stock with a per share value of $9.95, representing total compensation expense of $250,000 (as calculated based on the trailing 10-day average closing value of the Company’s common stock prior to the agreement date).

On November 30, 2023, the Company closed a public offering pursuant to which it issued 1,825,000 shares of its common stock at a public offering price of $1.00 per share and pre-funded warrants to purchase up to 8,175,000 shares of the Company’s common stock, exercisable at an exercise price of $0.001 per share, to those purchasers whose purchase of common stock in the offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding common stock immediately following the consummation of the offering. The gross proceeds to the Company from the November Offering were approximately $10.0 million, prior to deducting underwriting discounts, commissions, and other expenses of approximately $1.3 million. The net proceeds to the Company from the November Offering were approximately $8.7 million. The Company granted the underwriters a 45-day option to purchase up to an additional 1,500,000 shares of common stock and/or pre-funded warrants, to cover over-allotments. The underwriter exercised the option to purchase 1,000,000 pre-funded warrants to purchase shares of the Company’s common stock for gross proceeds of $1.0 million, prior to deducting underwriting discounts and commissions of approximately $70,000.

On January 24, 2024, pursuant to a corporate advisory consulting agreement, the Company issued 50,000 shares of its common stock with a per share value of $0.411, representing total compensation expense of $20,550 (as calculated based on the closing value of the Company’s common stock at the effective transfer date).

Note 4 – Stock Based Compensation

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

The Company has granted options to acquire 3,712 shares of common stock at $330 per share under the 2017 Plan, and 76 shares remain available for issuance. At both March 31, 2024 and December 31, 2023, there were options outstanding to acquire 3,712 shares of common stock. As of March 31, 2024 and December 31, 2023, all such options were fully vested, and the weighted average remaining contractual life for such options was approximately 3.9 and 4.2 years, respectively.

In July 2019, the Company authorized an additional plan, the 2019 Stock Incentive Plan (the “2019 Plan”). Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. At both March 31, 2024 and December 31, 2023, a total of 156,060 shares were authorized for issuance under the 2019 Plan.

As of both March 31, 2024 and December 31, 2023, the Company has granted options to acquire 156,060 shares of common stock under the 2019 Plan and 0 shares of common stock remain available for issuance under the 2019 Plan. There are stock options outstanding to acquire 82,046 shares of common stock with a weighted-average exercise price of $73.66 at both March 31, 2024 and December 31, 2023 and weighted average contractual terms of 7.6 years and 7.8 years at March 31, 2024 and December 31, 2023, respectively.

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

During the three months ended March 31, 2024, the Company granted 0 options to acquire shares of common stock under the 2023 Plan. At both March 31, 2024 and December 31, 2023, 2,595,000 shares of common stock remain available for issuance under the 2023 Plan. There are stock options outstanding to acquire 5,000 shares of common stock with a weighted-average exercise price of $3.94 at both March 31, 2024 and December 31, 2023 and weighted-average contractual terms of 9.6 years and 9.9 years at March 31, 2024 and December 31, 2023, respectively.

The following table summarizes stock-based activities under the 2017, 2019, and 2023 Stock Incentive Plans:

		Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Contractual
	Options	Price	Terms

Outstanding at December 31, 2023	90,758	$80.30	7.8 years

Outstanding at March 31, 2024	90,758	$80.30	7.5 years

Exercisable options at March 31, 2024	77,187	$76.77	7.5 years

Vested and expected to vest at March 31, 2024	90,758	$80.30	7.5 years

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

Stock options granted during the three months ended March 31, 2023 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the three months ended March 31,
	2024	2023

Expected volatility	N/A	95.1%
Risk-free interest rate	N/A	3.99%
Expected dividend yield	N/A	0%
Expected life of options in years	N/A	5.0
Estimated fair value of options granted	N/A	$9.75

No stock options were granted during the three months ended March 31, 2024.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2023 was $9.75. The weighted-average fair value of stock options vested during the three months ended March 31, 2024 and 2023 was approximately $80.51 and $14.16, respectively.

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations was as follows:

	For the three months ended March 31,
	2024	2023
Research and development	$77,768	$161,509
General and administrative	75,851	183,923
Total stock-based compensation	$153,619	$345,432

As of March 31, 2024, the total unrecognized compensation expense related to non-vested options was approximately $1.1 million and is expected to be recognized over the remaining weighted-average service period of approximately 1.8 years.

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

In connection with the May Offering as described in Note 3 to the consolidated financial statements, the Company issued warrants to designees of the underwriter (the “Representative’s Warrants”) to purchase 6,360 shares of the Company’s common stock (which is equal to 3% of the number of shares sold in the public offering) at an initial exercise price of $15.625 per share, subject to adjustment. The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the commencement of sales of the shares of common stock in the public offering.

In connection with the November Offering as described in Note 3 to the consolidated financial statements, the Company issued pre-funded warrants to purchase 8,175,000 shares of the Company’s common stock at an exercise price of $0.001 (the “Pre-Funded Warrants”). The Pre-Funded Warrants were issued to those purchasers whose purchase of common stock in the November Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of outstanding common stock immediately following the consummation of the offering. The Pre-Funded Warrants were immediately exercisable and could be exercised at any time until exercised in full. The Company also granted the underwriters a 45-day option to purchase up to an additional 1,500,000 shares of common stock and/or prefunded warrants. The underwriters exercised the option to purchase 1,000,000 pre-funded warrants at an initial exercise price of $0.001 per share, subject to adjustment (the “Underwriters Pre-Funded Warrants”). These pre-funded warrants were immediately exercisable and could be exercised at any time until exercised in full. The underwriters received warrants to purchase 300,000 shares of common stock with an initial exercise price of $1.25, exercisable beginning May 27, 2024, and expiring May 2, 2028 (the “Underwriters Warrants”). As of March 31, 2024 and December 31, 2023, all of the Pre-Funded Warrants and the Underwriters Pre-Funded Warrants have been exercised and the additional warrants to purchase 300,000 shares of common stock have not yet been exercised.

Terms of the warrants outstanding at March 31, 2024 are as follows:

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

Note 5 – Commitments and Contingencies

Small Molecule Analogues

On December 30, 2019, the Company acquired a series of small molecule analogues pursuant to an Asset Purchase Agreement (“APA”). Pursuant to the APA, the Company is required to make a payment of $50,000 upon raising of at least $2.0 million in funding, and up to approximately $1.75 million based upon successfully meeting clinical and sales milestones. The Company included, in accounts payable at both March 31, 2024 and December 31, 2023, the $50,000 required initial payment. Milestone based payments, if any, will be expensed as incurred.

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

Pursuant to the ABSI Agreement: (i) the Company issued ABSI 25,107 shares of its common stock which is equal to $250,000 based on the ten day trailing volume weighted-average price of the Company’s common stock prior to the date of issuance (see Note 3 to the condensed consolidated financial statements for details of the July 27, 2023 issuance of the Company’s common stock to ABSI); (ii) in the event the Company closes a financing pursuant to which it receives more than $10 million in Net Proceeds (as defined in the ABSI Agreement), the Company shall pay ABSI a mid-six digit amount; (iii) upon the achievement of certain milestones as set forth in the ABSI Agreement, the Company shall pay ABSI up to an aggregate of $8,250,000; (iv) after the second anniversary of the ABSI Effective Date, the Company shall pay ABSI a low five digit amount for the first year and a mid-five digit amount thereafter during the Royalty Term (as defined in the ABSI Agreement); and (v) during the Royalty Term for each Product, the Company shall pay ABSI a quarterly royalty on the Net Sales (as defined in the ABSI Agreement) with royalties at percentages which range from the low to mid-single digits, with high Net Sales being subject to lower royalty rates, subject to adjustment as set forth in the ABSI Agreement. In addition, in the event the Company transfers all or substantially all of its rights to a Product to a third party, the Company shall pay to ABSI the percentage of Net Proceeds attributable to the transfer of the Product. Specifically, the Company shall pay ABSI amounts at percentages which range from the mid-single digit to low double digits depending on the Company Expenses (as defined in the ABSI Agreement), with higher Company Expenses being subject to lower rates.

On a Product-by-Product basis, upon the expiration of the last Royalty Term of such Product in the Territory, licenses granted to the Company with respect to such Product shall be deemed non-exclusive, fully paid, royalty-free, perpetual and irrevocable. The ABSI Agreement shall expire upon the expiration of the last Royalty Term of the last Product, unless such agreement is terminated earlier pursuant to its terms. The ABSI Agreement may also be terminated (i) by either the Company or ABSI for (A) a material breach of the ABSI Agreement or (B) bankruptcy, (ii) ABSI may terminate the ABSI Agreement upon the commencement of a Challenge Proceeding (as defined in the ABSI Agreement) or (iii) the Company may terminate the ABSI Agreement at any time upon 90 days prior written notice to ABSI. Upon termination or expiration of the ABSI Agreement other than as a result of a bankruptcy or Challenge Proceeding, all licenses granted to the Company pursuant to such agreement will terminate and all rights under such licenses shall revert to ABSI.

On March 11, 2024, the Company entered into an addendum to the ABSI Agreement to fund research services with quarterly payments of $50,000 beginning March 18, 2024 with subsequent payments due on the 18th of each calendar quarter. During the three months ended March 31, 2024, the Company made payments of $50,000 to ABSI.

Avior Patent License Agreement

On November 3, 2023 (the “Avior Effective Date”), the Company entered into the Avior Patent License Agreement with Avior pursuant to which the Company received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize TH104 and TH103 and to practice the Licensed Technology in connection with the foregoing, throughout the world. Pursuant to the Avior Patent License Agreement, the Company shall pay Avior a mid-six digit up front license fee within ten days of the Avior Effective Date and an additional mid six-digit license fee which shall be paid in four equal installments within ten days of the end of each fiscal quarter following the Avior Effective Date. In addition, the Company shall pay Avior a high single digit percentage of any upfront payments received by it as a result of the grant of any sublicenses with respect to TH104. The Company shall also pay Avior milestone payments in the aggregate amount of $24,250,000 upon the occurrence of various development milestones (the “Development Milestone Payments”). Furthermore, the Company shall pay Avior certain fees based upon sales milestones. The payments for such sales milestones range from the low seven digits to the low eight digits with higher sales being subject to higher fees. Finally, the Company shall pay Avior royalties based on net sales. Such royalties range from low single digit percentages to mid-single digit percentages with higher sales being subject to lower percentages. The Avior Patent License Agreement shall expire upon the expiration of the final payment obligation due to Avior as set forth in such agreement. Upon the expiration of the Avior Patent License Agreement, the Company shall have a fully paid, irrevocable, freely transferable and sublicensable worldwide license to the Licensed Patent Rights and Licensed Technology to Develop, have Developed, make, have made, use, have used sell, offer for sale, have sold, import, have imported, export, have exported, commercialize or have commercialized any and all Licensed Products and to practice the Licensed Technology worldwide. Pursuant to the Avior Patent License Agreement, the Company may terminate the agreement at any time without cause, upon 30 days’ prior written notice to Avior along with payment of the next unpaid Development Milestone Payment, if any. Furthermore, either the Company or Avior may terminate the Avior Patent License Agreement (i) on written notice to the other party if the other party materially breaches any provision of the Avior Patent License Agreement and fails to cure such breach within 30 days after the breaching party receives written notice thereof or (ii) on written notice in the event that either party (A) becomes insolvent or admits its inability to pay its debts generally as they become due; (B) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully dismissed or vacated within 60 days; (C) is dissolved or liquidated or takes any corporate action for such purpose; (D) makes a general assignment for the benefit of creditors; or (E) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business. Upon termination of the Avior Patent License Agreement, the license granted pursuant to such agreement shall terminate and all rights in the Licensed Patent Rights and Licensed Products shall revert back to Avior.

During the three months ended March 31, 2024, the Company paid milestone fees of $150,000 to Avior in accordance with the terms of the agreement.

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

Note 6 – Subsequent Events

There were no material subsequent events that required recognition or additional disclosure in these condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as may be amended, supplemented, or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” or “Tharimmune,” refer to Tharimmune, Inc. (formerly, Hillstream BioPharma, Inc.), individually, or as the context requires, collectively with its subsidiaries.

Overview

Tharimmune is a clinical-stage biotechnology company developing therapeutic candidates in immunology and inflammation with high unmet need. On November 3, 2023, we entered into a patent license agreement (the “Avior License Agreement”) with Avior Inc. d/b/a Avior Bio, LLC (“Avior”) pursuant to which we received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize TH104 and TH103 and to practice the Licensed Technology in connection with the foregoing, throughout the world, each as defined in the Avior License Agreement. See “Recent Developments” below for additional information. In February 2023, the U.S. Food and Drug Administration (“FDA”) approved an investigational new drug (“IND”) application for TH104. TH104 has a dual mechanism of action by affecting multiple receptors, known to suppress chronic, debilitating pruritis or “uncontrollable itching.” With respect to TH104, we intend to first seek approval for the treatment of moderate-to-severe chronic pruritis in patients with primary biliary cholangitis (“PBC”), an orphan rare form of liver disease with no known cure in which more than 70% of patients suffer from debilitating chronic pruritis, and with respect to TH103, we intend to develop the product candidate and potentially file an IND.

We are also developing an early-stage pipeline of novel therapeutic candidates targeting validated high value immuno-oncology (“IO”) targets including human epidermal growth factor (“EGF”) receptor 2 (“HER2”), human EGF receptor 3 (“HER3”) and programmed cell death protein 1 (“PD-1”). We are developing antibodies including bispecific antibodies, antibody drug conjugates (“ADCs”) and small molecular weight bovine-derived Picobodies™ or antibody “knob” domains which have the potential to target and bind more tightly to “undruggable” epitopes better than full sized antibodies. We are advancing TH3215, a bispecific against both HER2 and HER3 antibody which targets a novel “bridging epitope” encompassing multiple domains of the HER2 extracellular domain (“ECD”) as well as ligand-dependent and independent blocking of the ECD of HER3 into IND-enabling studies in 2025. In addition, we anticipate that TH0059, a HER2/HER3 bispecific ADC (“bsADC”), and TH1940, a PD-1 Picobody, will progress to enter IND-enabling studies in 2025.

We have deprioritized our previous preclinical candidate, HSB-1216, due to a strategic reprioritization of our vision to focus on therapeutics in high unmet need cancers focused on novel epitopes of certain antitumor drug targets.

The critical components of our business strategy to achieve our goals include:

●	Develop TH104 as a transmucosal buccal film product for the treatment of moderate-to-severe chronic pruritis in PBC and other inflammatory diseases;

●	Continue to advance TH3215 as an anti-HER2/HER3 BspAb for multiple tumor types including high unmet need cancers;

●	Effectively create a strategy to develop TH0059 as a bispecific ADC specifically targeted to both HER2 and HER3 receptors in high unmet need standard-of-care resistant tumors with a high capacity to metastasize;

●	Create a preclinical and clinical path forward for our third product candidate, TH1940, a unique PD-1 Picobody with unique binding differentiation compared to full length antibodies for IO vulnerable tumors;

●	Hasten the discovery of next generation multi-specific (bi- and tri) antibodies with binding capabilities to novel epitopes of combinations of HER2, HER3, PD-1, PD-L1, TROP2 with and without toxin delivery capacity to multiple high unmet need rare cancers and other validated immunology and metabolic targets;

●	Pursue strategic collaboration opportunities to maximize the value of our pipeline to bring novel therapies to patients suffering from high unmet need conditions

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

On March 11, 2024, we entered into an addendum to the ABSI Agreement to fund research services with quarterly payments of $50,000 beginning March 18, 2024 with subsequent payments due on the 18th of each calendar quarter.

Avior Patent License Agreement

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

Recent Developments

The Company completed a Phase 1 clinical trial which was a pharmacokinetic bridging study in the U.S. and was designed as a single-dose, single-center, open-label, randomized 2-way crossover study with 16 mg of TH104 compared to an intravenous 1 mg dose of nalmefene administered under fasting conditions, with a 7-day washout period between doses. Sixteen subjects were planned and pre-specified to complete both doses of the crossover design per the study protocol and twenty normal healthy volunteers participated, with 19 subjects completing the study. The primary objective was to evaluate the absolute bioavailability of TH104 as well as assess safety and tolerability. Full data is expected to be achieved and reported in the second quarter of 2024. This study demonstrated that TH104 had a comparable safety and tolerability profile to the FDA approved nalmefene reference intravenous formulation. In the preliminary analysis of the completed trial safety results, all adverse events reported in the clinical trial were categorized as mild and were evenly reported between TH104 and intravenous injection. One patient did not return for the second dose of the study after a 7-day washout post the first dose which was unrelated to the study. There were no deaths, serious adverse events, or other significant adverse events reported during the entire study with events consistent with the safety profile of marketed formulations as well as those described in the literature including self-resolving nausea, dizziness, and drowsiness per previous reports with nalmefene.

Components of Results of Operations

Revenue

We did not recognize revenues for the three months ended March 31, 2024 and 2023.

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

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting, printing, and filing fees that were capitalized and offset against the proceeds from our common stock offerings. Deferred offering costs at March 31, 2023 consisted of professional services incurred for filing a Registration Statement on Form S-3 using a “shelf” registration process for additional securities offerings which were offset against the proceeds from Offering.

Results of Operations

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

	Three Months Ended March 31,
	2024	2023	Change

Condensed Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$1,025,258	$1,047,677	$(22,419)
General and administrative	1,322,045	1,666,721	(344,676)
Total operating expenses	2,347,303	2,714,398	(367,095)
Other expense:
Interest expense	(4,700)	(6,138)	1,438
Interest income	95,894	32,248	63,646
Total other income (expense)	91,194	26,110	65,084
Net loss	$(2,256,109)	$(2,688,288)	$(432,179)

Research and Development Expenses

Research and development expenses decreased by less than $0.1 million, or 2%, to $1.0 million for the three months ended March 31, 2024 from $1.0 million for three months ended March 31, 2023. The decrease was primarily the result of a decrease in pre-clinical expenses of approximately $0.3 million and as well as a decrease of approximately $0.1 million in stock-based compensation expense related to a decrease in stock options vested during the period of our research and development personnel. These decreases were offset by increases in clinical trial expenses of approximately $0.2 million due to the launch of our Phase 1 clinical trial in TH104 and licensing fees of $0.1 million.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million, or 21%, to $1.3 million for the three months ended March 31, 2024 from $1.7 million for the three months ended March 31, 2023. The change in general and administrative expenses was primarily due to a decreases of approximately $0.4 million in investor relations expenses, $0.1 million in legal expenses, $0.1 million in insurance expense, and $0.1 million in stock-based compensation expense related to a decrease in stock options vested during the period of our general and administrative personnel. These decreases were offset by an increase of $0.3 million in personnel expenses due to appointing a Chief Operating Officer in July 2023.

Interest Expense

Interest expense decreased by $1,438, or 23%, to $4,700 for the three months ended March 31, 2024 from $6,138 for the three months ended March 31, 2023. The decrease in interest expense was primarily related to the decrease in D&O insurance premium financing liability.

Interest Income

Interest income increased by $63,646, or 197%, to $95,894 for the three months ended March 31, 2024 from $32,248 for the three months ended March 31, 2023. The increase in interest income was primarily due to the increase in cash from the November Offering.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2024, we incurred operating losses of approximately $2.3 million, expended approximately $2.8 million in cash in operating activities, and had an accumulated deficit of approximately $27.0 million as of March 31, 2024. Historically we have financed our working capital requirements through March 31, 2024 primarily through the issuance of common stock in various public and private offerings. During the year ended December 31, 2023, we received gross proceeds of approximately $13.6 million through public offerings of our common stock in the May Offering and November Offering which generated net proceeds to us of approximately $2.1 million and $9.7 million, respectively. See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding these offerings.

Based on our limited operating history, recurring negative cash flows from operations, current plans and available resources, we will need substantial additional funding to support future operating activities. We have concluded that the prevailing conditions and ongoing liquidity risks faced by us raise substantial doubt about our ability to continue as a going concern for at least one year following the date these condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Cash Flow Activities for the Three Months Ended March 31, 2024 and 2023

The following table sets forth a summary of our cash flows for the periods presented.

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(2,825,181)	$(3,464,690)
Net cash provided by financing activities	317,119	523,364
Net decrease in cash	$(2,508,062)	$(2,941,326)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2024 was $2.8 million which consisted of net loss of $2.3 million, increase in prepaid and other current assets of $0.4 million and decrease in operating liabilities of $0.3 million, partially offset by non-cash stock-based compensation of $0.2 million.

Cash used in operating activities for the three months ended March 31, 2023 was $3.5 million which consisted of net loss of $2.7 million, increase in prepaid expenses and other current assets of $0.9 million and decrease in operating liabilities of $0.2 million, partially offset by non-cash stock-based compensation of $0.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024 was $0.3 million. The net increase in financing activities was due to proceeds from insurance premium financing liability of $0.4 million, offset by repayments of insurance premium financing liability of $0.1 million.

Cash provided by financing activities for the three months ended March 31, 2023 was $0.5 million. The net increase in financing activities was due to proceeds from insurance premium financing liability of $0.7 million, offset by repayments of insurance premium financing liability of $0.2 million.

Critical Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: research and development expense recognition, stock-based compensation, allowances of deferred tax assets, and cash flow assumptions regarding going concern considerations. Although management believes the estimates that have been used are reasonable, actual results could vary from the estimates that were used.

Critical Accounting Policies

Research and development

Research and development costs are expensed as incurred. Research and development expenses include personnel costs associated with research and development activities, including third-party contractors to perform research, conduct clinical trials and manufacture drug supplies and materials. We accrue for costs incurred by external service providers, including contract research organizations and clinical investigators, based on our estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials, administrative costs incurred by third parties, and other indicators of the services completed.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to January 12, 2022, we were a private company and our common stock has only been publicly traded since that date. As a result, we lack company-specific historical and implied volatility information. Therefore, we have estimated our expected stock price volatility based on the historical volatility of a publicly traded set of peer companies. The expected term of stock options granted was between five and seven years. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedure, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedure relative to their costs.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 23, 2024 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February 2024, we issued 50,000 shares of our common stock pursuant to a services agreement. The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officer adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline XBRL included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THARIMMUNE, INC.

Date: May 9, 2024	By:	/s/ Randy Milby
Randy Milby
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Thomas Hess
Thomas Hess
Chief Financial Officer
(Principal Financial and Accounting Officer)

