Form 10-Q
period 2024-06-30
Tharimmune, Inc.
filed 2024-08-09
CIK 1861657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of common shares outstanding as of August 7, 2024 was 1,148,760.

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

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources

3

THARIMMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31,
	(Unaudited)	2023

ASSETS

Current assets
Cash and cash equivalents	$7,895,827	$10,935,352
Prepaid expenses and other current assets	301,620	11,041
Deferred offering costs	60,000	-

Total current assets	8,257,447	10,946,393

Total assets	$8,257,447	$10,946,393

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$784,029	$908,577
Accrued expenses	579,462	906,469
Insurance premium financing liability	200,048	-

Total current liabilities	1,563,539	1,815,046

Total liabilities	1,563,539	1,815,046

Commitments and contingencies (see Note 5)

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value, 250,000,000 shares Authorized, 1,095,346 shares and 884,720 shares issued and 1,095,100 shares and 884,474 shares outstanding as of June 30, 2024 and December 31, 2023, respectively*	111	89
Additional paid-in capital	36,048,454	33,904,749
Accumulated deficit	(29,284,692)	(24,703,526)
Treasury stock, at cost, 246 shares held in treasury as of June 30, 2024 and December 31, 2023	(69,965)	(69,965)

Total stockholders’ equity	6,693,908	9,131,347

Total liabilities and stockholders’ equity	$8,257,447	$10,946,393

*	Amounts have been retroactively restated to reflect the 1-for-15 reverse stock split effectuated on May 24, 2024 (See Note 2 to the condensed consolidated financial statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Operating expenses
Research and development	$999,553	$1,031,056	$2,024,811	$2,078,733
General and administrative	1,373,901	1,333,540	2,695,946	3,000,261

Total operating expenses	2,373,454	2,364,596	4,720,757	5,078,994

Loss from operations	(2,373,454)	(2,364,596)	(4,720,757)	(5,078,994)

Other income (expense)
Interest expense	(5,217)	(6,517)	(9,917)	(12,655)
Interest income	53,614	34,199	149,508	66,447

Total other income, net	48,397	27,682	139,591	53,792

Net loss	$(2,325,057)	$(2,336,914)	$(4,581,166)	$(5,025,202)

Net loss per share:
Basic and diluted	$(2.42)	$(52.06)	$(4.96)	$(132.73)

Weighted average number of common shares outstanding*:
Basic and diluted	962,149	44,889	923,916	37,861

*	Amounts have been retroactively restated to reflect the 1-for-15 reverse stock split effectuated on May 24, 2024 (See Note 2 to the condensed consolidated financial statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Total

For the three months ended June 30, 2023:

Balance, March 31, 2023*	31,001	$3	$21,343,481	$(18,072,720)	246	$(69,965)	$3,200,799

Public offering, net of issuance costs of $602,834	14,134	2	2,047,164	-	-	-	2,047,166

Net loss	-	-	-	(2,336,914)	-	-	(2,336,914)

Stock based compensation	-	-	158,027	-	-	-	158,027

Balance, June 30, 2023*	45,135	$5	$23,548,672	$(20,409,634)	246	$(69,965)	$3,069,078

For the six months ended June 30, 2023:

Balance, December 31, 2022*	31,001	$3	$20,998,049	$(15,384,432)	246	$(69,965)	$5,543,655

Public offering, net of issuance costs of $602,834	14,134	2	2,047,164	-	-	-	2,047,166

Net loss	-	-	-	(5,025,202)	-	-	(5,025,202)

Stock based compensation	-	-	503,459	-	-	-	503,459

Balance, June 30, 2023*	45,135	$5	$23,548,672	$(20,409,634)	246	$(69,965)	$3,069,078

For the three months ended June 30, 2024:

Balance, March 31, 2024*	888,054	$90	$34,078,917	$(26,959,635)	246	$(69,965)	$7,049,407

Private investment in public equity offering, net of issuance costs of $268,250	207,292	21	1,815,890	-	-	-	1,815,911

Net loss	-	-	-	(2,325,057)	-	-	(2,325,057)

Stock based compensation	-	-	153,647	-	-	-	153,647

Balance, June 30, 2024	1,095,346	$111	$36,048,454	$(29,284,692)	246	$(69,965)	$6,693,908

For the six months ended June 30, 2024:

Balance, December 31, 2023*	884,720	$89	$33,904,749	$(24,703,526)	246	$(69,965)	$9,131,347

Stock issuance pursuant to services agreement	3,334	1	20,549	-	-	-	20,550

Private investment in public equity offering, net of issuance costs of $268,250	207,292	21	1,815,890	-	-	-	1,815,911

Net loss	-	-	-	(4,581,166)	-	-	(4,581,166)

Stock based compensation	-	-	307,266	-	-	-	307,266

Balance, June 30, 2024	1,095,346	$111	$36,048,454	$(29,284,692)	246	$(69,965)	$6,693,908

*	Amounts have been retroactively restated to reflect the 1-for-15 reverse stock split effectuated on May 24, 2024 (See Note 2 to the condensed consolidated financial statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(4,581,166)	$(5,025,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	307,266	503,459
Stock issuance pursuant to services agreement	20,550	-
Increase in operating assets:
Prepaid expenses and other current assets	(290,579)	(517,281)
Increase (decrease) in operating liabilities:
Accounts payable	(133,548)	185,910
Accrued expenses	(327,007)	(122,599)

Net cash used in operating activities	(5,004,484)	(4,975,713)

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock upon private investment in public equity offering	2,084,161	-
Proceeds from issuance of common stock upon public offering, net of underwriting discounts and issuance costs	-	2,650,000
Payment of deferred offering costs	(319,250)	(602,834)
Proceeds from insurance premium financing liability	393,960	716,775
Repayment of insurance premium financing liability	(193,912)	(394,729)

Net cash provided by financing activities	1,964,959	2,369,212

Net decrease in cash	(3,039,525)	(2,606,501)

Cash, beginning of period	10,935,352	6,510,534

Cash, end of period	$7,895,827	$3,904,033

Supplemental disclosure of non-cash financing activities:
Unpaid deferred financing costs	$9,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Description of Business and Liquidity

Nature of Operations

Tharimmune, Inc. (formerly, Hillstream BioPharma, Inc.) (“Tharimmune” or the “Company”) was incorporated on March 28, 2017, as a Delaware C-corporation. At June 30, 2024, Tharimmune had one wholly-owned subsidiary: HB Pharma Corp. (“HB”).

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2024, the Company incurred operating losses in the amount of approximately $4.7 million, expended approximately $5.0 million in net cash used in operating activities, and had an accumulated deficit of approximately $29.3 million as of June 30, 2024. Through June 30, 2024, the Company has primarily financed its operations through public and private offerings of its equity securities. The Company received net proceeds from its initial public offering (“IPO”) on January 14, 2022 of approximately $12.5 million. Additionally, the Company closed a public offering (the “May Offering”) of its common stock on May 2, 2023. Net proceeds to the Company from the May Offering were approximately $2.1 million. The Company recently closed an additional public offering (the “November Offering”) of its common stock on November 30, 2023. Net proceeds to the Company from the November Offering were approximately $8.7 million. See Note 3 to the condensed consolidated financial statements for details regarding the May and November Offerings. In addition, on June 7, 2024, the Company filed a Registration Statement on Form S-3 with the SEC using a “shelf” registration process pursuant to which, under an At the Market Offering Agreement (the “ATM Agreement”), the Company may sell, from time to time through the applicable sales manager, shares of common stock in one or more offerings up to a total dollar amount of $1.65 million. Further, on June 17, 2024, the Company closed a private placement offering (the “PIPE Offering”) with certain accredited investors, consisting of an offering of shares of the Company’s common stock and/or pre-funded warrants to acquire shares of the Company’s common stock and warrants to acquire shares of the Company’s common stock, with net proceeds to the Company of approximately $1.8 million. The shares of the Company’s common stock began trading on The Nasdaq Capital Market on January 12, 2022 under the ticker symbol “HILS” and effective as of September 25, 2023, are traded under the ticker symbol “THAR.”

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheet, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or any other future period. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations, and cash flows are presented in U.S. Dollars. These condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2024. The Company operates in one segment.

Reverse Stock Splits

On November 17, 2023, the Company effectuated a reverse split of shares of its common stock at a ratio of 1-for-25 pursuant to an amendment to the Company’s Certificate of Incorporation, as amended, filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. On May 24, 2024, the Company effectuated an additional reverse split of shares of its common stock at a ratio of 1-for-15 pursuant to an amendment to the Company’s Certificate of Incorporation, as amended, filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. The par value of the Company’s common stock was not adjusted as a result of either reverse split. All issued and outstanding common stock share and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect these reverse splits for all periods presented.

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

Deferred Offering Costs

Deferred offering costs consists primarily of legal, accounting, underwriters’ fees, printing, and filing fees that are incurred prior to an offering of the Company’s common stock and are initially capitalized and then subsequently reclassified to additional paid-in capital upon completion of the offering. If an offering is not completed, any associated offering costs will be expensed immediately upon termination of the offering. At June 30, 2024, $60,000 in deferred offering costs represent professional services incurred related to the ATM Agreement.

Insurance Premium Financing Liability

In January 2023, the Company entered into an insurance premium financing agreement for $955,700, with a term of nine months and an annual interest rate of 5.25%. The Company made a down payment of $238,925 and was required to make monthly principal and interest payments of $81,394 over the term of the agreement, which was repaid in full in October 2023.

In January 2024, the Company entered into an insurance premium financing agreement for $492,450, with a term of 10 months and an annual interest rate of 7.5%. The Company made a down payment of $98,490 and is required to make monthly principal and interest payments of $40,763 over the term of the agreement, which matures in November 2024. Related prepaid insurance at June 30, 2024 of $246,222 is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet.

Retirement Plan

The Company has a 401(k) defined contribution plan which covers all employees that meet the plan’s eligibility requirements. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company makes a discretionary match which is currently equal to 3% of employee contributions. Total company contributions to the plan were $0 and $337 for the three and six months ended June 30, 2024, respectively, and $2,077 and $3,896 for the three and six months ended June 30, 2023, respectively.

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

The Company follows the guidance in FASB ASC Subtopic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more-likely-than-not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. At June 30, 2024 and December 31, 2023, the Company had no unrecognized uncertain income tax positions, and therefore no amounts have been recognized in the condensed consolidated financial statements.

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

Potentially dilutive securities not included in the computation of loss per share for the six months ended June 30, 2024 and 2023 included options to purchase 6,102 and 5,767 shares of common stock, respectively. Other potentially dilutive securities also not included in the computation of loss per share for the six months ended June 30, 2024 and 2023 included warrants to purchase 507 shares of the Company’s common stock related to the IPO; warrants to purchase 424 and 20,000 shares of the Company’s common stock issued in the May and November Offerings, respectively; pre-funded warrants to purchase 452,253 shares of the Company’s common stock and warrants to purchase 329,771 shares of the Company’s common stock issued in the PIPE Offering; and warrants to purchase 19,786 shares of the Company’s common stock issued to the placement agents in the PIPE Offering . All common share amounts as of June 30, 2024 and December 31, 2023 and per share amounts for the three and six months ended June 30, 2024 and 2023 have been retroactively adjusted to reflect a 1-for-25 reverse stock split of the Company’s common stock effectuated on November 17, 2023 and a 1-for-15 reverse stock split of the Company’s common stock effectuated on May 24, 2024.

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

Note 3 – Common Stock

Pursuant to an amendment to the Company’s Certificate of Incorporation filed in April 2019, the Company increased the number of authorized shares of common stock to 250,000,000 shares. On November 17, 2023, the Company effectuated a reverse split of shares of its common stock at a ratio of 1-for-25 pursuant to an amendment to the Company’s Certificate of Incorporation filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. Further, on May 24, 2024, the Company effectuated an additional reverse split of shares of its common stock at a ratio of 1-for-15 pursuant to an amendment to the Company’s Certificate of Incorporation filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. The par value of the Company’s common stock was not adjusted as a result of either reverse stock split.

On February 16, 2022, the Company entered into an agreement for marketing and investor related consulting services. Pursuant to the agreement, compensation includes a monthly fee and an upfront issuance of shares of the Company’s common stock. On the effective date of February 16, 2022, the Company issued 85 shares of its common stock with a per share value of $1,176.47 and a total value of $100,000 as compensation expense. The agreement automatically renews annually and upon renewal, a payment of $100,000 of shares of the Company’s common stock is issued. On February 16, 2023, the agreement was renewed and on the effective date of August 22, 2023, an additional 187 shares of the Company’s common stock were issued with a per share value of $534.76 (as calculated based on the trailing 10-day average closing value of the Company’s common stock prior to the renewal date) representing compensation expense of $100,000.

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

On May 2, 2023, the Company closed a public offering pursuant to which it issued 14,134 shares of its common stock at a public offering price of $187.50 per share. The gross proceeds to the Company from the May Offering were approximately $2.7 million, prior to deducting underwriting discounts and commissions of approximately $186,000 and other offering expenses of approximately $417,000. The net proceeds to the Company from the May Offering were approximately $2.1 million. The Company granted the underwriters a 45-day option to purchase up to an additional 53,000 shares of common stock at the public offering price less discounts and commissions, to cover over-allotments; however, this option expired unexercised.

On July 26, 2023, pursuant to the research and development collaboration and license agreement with Applied Biomedical Science Institute (“ABSI”), further described in Note 5 to the condensed consolidated financial statements, the Company issued 1,674 shares of its common stock with a per share value of $149.34, representing total compensation expense of $250,000 (as calculated based on the trailing 10-day average closing value of the Company’s common stock prior to the agreement date).

On November 30, 2023, the Company closed a public offering pursuant to which it issued 121,667 shares of its common stock at a public offering price of $15.00 per share and pre-funded warrants to purchase up to 545,000 shares of the Company’s common stock, exercisable at an exercise price of $0.015 per share, to those purchasers whose purchase of common stock in the offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding common stock immediately following the consummation of the offering. The gross proceeds to the Company from the November Offering were approximately $10.0 million, prior to deducting underwriting discounts, commissions, and other expenses of approximately $1.3 million. The net proceeds to the Company from the November Offering were approximately $8.7 million. The Company granted the underwriters a 45-day option to purchase up to an additional 100,000 shares of common stock and/or pre-funded warrants, to cover over-allotments. The underwriter exercised the option to purchase 66,667 pre-funded warrants to purchase shares of the Company’s common stock for gross proceeds of $1.0 million, prior to deducting underwriting discounts and commissions of approximately $70,000.

On January 24, 2024, pursuant to a corporate advisory consulting agreement, the Company issued 3,334 shares of its common stock with a per share value of $6.16, representing total compensation expense of $20,550 (as calculated based on the closing value of the Company’s common stock at the effective transfer date).

On June 7, 2024, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Rodman & Renshaw LLC (the “ATM Sales Manager”) under which the Company may sell, from time to time through the ATM Sales Manager, shares of common stock in one or more offerings up to a total dollar amount of $1.65 million. Sales of shares of the Company’s common stock through the ATM Sales Manager, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including without limitation sales made directly on the Nasdaq Stock Market LLC or any other existing trading market for the common shares. The Company’s common stock is being offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 and an accompanying prospectus declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2023, and pursuant to a prospectus supplement dated June 7, 2024.

On June 21, 2024, the Company closed a private placement offering with certain accredited investors of $2.08 million of the Company’s securities consisting of shares of the Company’s common stock and/or pre-funded warrants to acquire shares of the Company’s common stock and warrants to acquire shares of the Company’s common stock. Pursuant to the PIPE Offering, the Company issued 207,292 shares of its common stock at an offering price of $3.16 per share, pre-funded warrants to purchase up to 452,253 shares of the Company’s common stock, exercisable at $0.001 per share, and warrants to purchase up to 329,771 shares of the Company’s common stock, exercisable at $3.09. Net proceeds to the Company from the PIPE Offering were approximately $1.8 million, after a deduction of approximately $268,000 in offering costs. In addition, the Company issued placement agent warrants to purchase up to 19,786 shares of the Company’s common stock, exercisable at $3.09 per share.

Note 4 – Stock Based Compensation

Incentive Plans and Options

Under the Company’s 2017 Stock Incentive Plan (the “2017 Plan”) the Company may grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. Up to 261 shares of the Company’s common stock may be issued pursuant to the 2017 Plan.

The Company has granted options to acquire 255 shares of common stock at $4,950 per share under the 2017 Plan, and 6 options to acquire shares of common stock remain available for issuance. At both June 30, 2024 and December 31, 2023, there were options outstanding to acquire 255 shares of common stock. As of June 30, 2024 and December 31, 2023, all such options were fully vested, and the weighted average remaining contractual life for such options was approximately 3.7 and 4.2 years, respectively.

In July 2019, the Company authorized an additional plan, the 2019 Stock Incentive Plan (the “2019 Plan”). Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. At both June 30, 2024 and December 31, 2023, a total of 10,452 shares were authorized for issuance under the 2019 Plan.

As of both June 30, 2024 and December 31, 2023, the Company has granted options to acquire 10,452 shares of common stock under the 2019 Plan and 0 shares of common stock remain available for issuance under the 2019 Plan. There are stock options outstanding to acquire 5,512 shares of common stock with a weighted-average exercise price of $1,105.5 at both June 30, 2024 and December 31, 2023 and weighted average contractual terms of 7.3 years and 7.8 years at June 30, 2024 and December 31, 2023, respectively.

On August 17, 2023, the Company authorized a new plan, the Tharimmune, Inc. 2023 Omnibus Incentive Plan (the “2023 Plan”). Under the Company’s 2023 Plan, the Company may grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. Initially, options to purchase up to 6,934 shares of the Company’s common stock were able to be issued pursuant to the 2023 Plan. Under an amendment to the 2023 Plan by vote of the Company’s stockholders on May 14, 2024, an amended total of up to 173,600 options to purchase shares of the Company’s common stock may be issued pursuant to the 2023 Plan. In addition, under the amendment, an “evergreen” provision was added to automatically increase the number of shares available under the 2023 Plan on January 1 annually, beginning January 1, 2025 and ending January 1, 2033, equal to the lesser of five percent of the shares of Common Stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year or such lesser number of shares of the Company’s Common Stock as determined by the Board of Directors.

During the three and six months ended June 30, 2024, the Company granted 0 options to acquire shares of common stock under the 2023 Plan. At both June 30, 2024 and December 31, 2023, 173,265 and 6,934 shares of common stock remain available for issuance under the amended and initial 2023 Plan, respectively. There are stock options outstanding to acquire 335 shares of common stock with a weighted-average exercise price of $59.14 at both June 30, 2024 and December 31, 2023 and weighted-average contractual terms of 9.4 years and 9.9 years at June 30, 2024 and December 31, 2023, respectively.

The following table summarizes stock-based activities under the 2017, 2019, and 2023 Stock Incentive Plans:

		Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Contractual
	Options	Price	Terms

Outstanding at December 31, 2023	6,102	$1,208.72	7.8 years

Outstanding at June 30, 2024	6,102	$1,208.72	7.3 years

Exercisable options at June 30, 2024	5,323	$1,165.09	7.2 years

Vested and expected to vest at June 30, 2024	6,102	$1,208.72	7.3 years

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

Stock options granted during the six months ended June 30, 2023 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	For the six months ended June 30,
	2024	2023

Expected volatility	N/A	95.1%
Risk-free interest rate	N/A	3.99%
Expected dividend yield	N/A	0%
Expected life of options in years	N/A	5.0
Estimated fair value of options granted	N/A	$108.22

No stock options were granted during the six months ended June 30, 2024.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2023 was $108.22. The weighted-average fair value of stock options vested during each of the three and six months ended June 30, 2024 was approximately $1,207.78, and during the three and six months ended June 30, 2023 was approximately $1,042.47 and $282.29, respectively.

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Research and development	$77,809	$82,100	$155,577	$243,609
General and administrative	75,838	75,927	151,689	259,850
Total stock-based compensation	$153,647	$158,027	$307,266	$503,459

As of June 30, 2024, the total unrecognized compensation expense related to non-vested options was approximately $939,000 and is expected to be recognized over the remaining weighted-average service period of approximately 1.5 years.

Warrants

In connection with the IPO, the Company issued warrants to purchase such number of shares of the Company’s common stock equal to 5% of the total shares of common stock issued in the IPO, or 507 warrants. The warrants are exercisable at $1,875.00 per share, were not exercisable within the first six months after issuance, and may, under certain circumstances, be exercised on a cashless basis. The exercise price of the warrants is subject to standard antidilutive provision adjustments for stock splits, stock combinations, or similar events affecting the Company’s common stock. The Company has determined that these warrants should be classified as equity instruments since they do not require the Company to repurchase the underlying common stock and do not require the Company to issue a variable amount of common stock. In addition, these warrants are indexed to common stock and do not have any unusual antidilution rights.

In connection with the May Offering as described in Note 3 to the consolidated financial statements, the Company issued warrants to designees of the underwriter (the “Representative’s Warrants”) to purchase 424 shares of the Company’s common stock (which is equal to 3% of the number of shares sold in the public offering) at an initial exercise price of $234.375 per share, subject to adjustment. The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the commencement of sales of the shares of common stock in the public offering.

In connection with the November Offering as described in Note 3 to the consolidated financial statements, the Company issued pre-funded warrants to purchase 545,000 shares of the Company’s common stock at an exercise price of $0.015 (the “Pre-Funded Warrants”). The Pre-Funded Warrants were issued to those purchasers whose purchase of common stock in the November Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of outstanding common stock immediately following the consummation of the offering. The Pre-Funded Warrants were immediately exercisable and could be exercised at any time until exercised in full. The Company also granted the underwriters a 45-day option to purchase up to an additional 100,000 shares of common stock and/or prefunded warrants. The underwriters exercised the option to purchase 66,667 pre-funded warrants at an initial exercise price of $0.015 per share, subject to adjustment (the “Underwriters Pre-Funded Warrants”). These pre-funded warrants were immediately exercisable and could be exercised at any time until exercised in full. The underwriters received warrants to purchase 20,000 shares of common stock with an initial exercise price of $18.75, exercisable beginning May 27, 2024, and expiring May 2, 2028 (the “Underwriters Warrants”). As of June 30, 2024 and December 31, 2023, all of the Pre-Funded Warrants and the Underwriters Pre-Funded Warrants have been exercised and the additional warrants to purchase 20,000 shares of common stock have not yet been exercised.

In connection with the PIPE Offering as described in Note 3 to the consolidated financial statements, the Company issued pre-funded warrants to purchase 452,253 shares of the Company’s common stock at an exercise price of $0.001, warrants to purchase 329,771 shares of the Company’s common stock at an exercise price of $3.09, and placement agent warrants to purchase up to 19,786 shares of the Company’s common stock, exercisable at $3.09 per share.. The PIPE Offering pre-funded warrants were immediately exercisable and are able to be exercised at any time until exercised in full. The PIPE Offering and placement agent warrants were immediately exercisable and are able to be exercised until five and a half years from the effective date, or December 21, 2029. As of June 30, 2024, none of the PIPE Offering pre-funded warrants or the additional and placement agent warrants have been exercised.

Terms of the warrants outstanding at June 30, 2024 are as follows:

	Initial	Expiration	Exercise	Warrants	Warrants	Warrants
Issuance Date	Exercise Date	Date	Price	Issued	Exercised	Outstanding

January 14, 2022	July 10, 2022	January 11, 2027	$1,875.00	500	-	500

May 2, 2023	November 2, 2023	May 2, 2028	$234.375	424	-	424

November 30, 2023	November 30, 2023	N/A	$0.015	545,000	545,000	-

November 30, 2023	November 30, 2023	N/A	$0.015	66,667	66,667	-

November 30, 2023	May 27, 2024	May 2, 2028	$18.75	20,000	-	20,000

June 21, 2024	June 21, 2024	N/A	$0.001	452,253	-	452,253

June 21, 2024	June 21, 2024	December 21, 2029	$3.09	329,771	-	329,771

June 21, 2024	June 21, 2024	December 21, 2029	$3.09	19,786	-	19,786

Note 5 – Commitments and Contingencies

Small Molecule Analogues

On December 30, 2019, the Company acquired a series of small molecule analogues pursuant to an Asset Purchase Agreement (“APA”). Pursuant to the APA, the Company is required to make a payment of $50,000 upon raising of at least $2.0 million in funding, and up to approximately $1.75 million based upon successfully meeting clinical and sales milestones. The Company included, in accounts payable at both June 30, 2024 and December 31, 2023, the $50,000 required initial payment. Milestone based payments, if any, will be expensed as incurred.

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

On March 11, 2024, the Company entered into an addendum to the ABSI Agreement to fund research services with quarterly payments of $50,000 beginning March 18, 2024 with subsequent payments due on the 18th of each calendar quarter. During the three and six months ended June 30, 2024, the Company made payments of $50,000 and $100,000 to ABSI.

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

During the three and six months ended June 30, 2024, the Company paid milestone fees of $150,000 and $300,000, respectively, to Avior in accordance with the terms of the agreement.

Enkefalos License Agreement

On June 17, 2024 (the “Enkefalos Effective Date”), the Company signed a letter of intent to enter into the Enkefalos License Agreement with Enkefalos Biosciences Inc. pursuant to which the Company is licensing the global rights in all fields of use for the products related to the compounds knows as cyclotides to deliver HER2 antibodies across the blood-brain barrier and all associated know-how, technology, intellectual property and related information and constructs, and any associated authorized generic rights and all related assets (collectively, the “Products” referred to in this letter as ENBI-01) from Enkefalos Biosciences, Inc. Pursuant to the Enkefalos License Agreement, the Company shall pay Enkefalos an up front license fee of $150,000 within ten days of the Enkefalos Effective Date and an additional license fee of $150,000 to be paid 6 months after the Enkefalos Effective Date and an annual license fee of $50,000. The Company shall also pay Enkefalos milestone payments in the aggregate amount of up to $8,500,000 upon the occurrence of various development milestones (the “Enkefalos Development Milestone Payments”). Furthermore, the Company shall pay Enkefalos royalties based on net sales ranging from low single-digit percentages to mid-single digit percentages with higher sales being subject to lower percentages. The Enkefalos License Agreement shall expire upon the expiration of the final payment obligation due to Enkefalos as set forth in such agreement and upon expiration, the Company shall have a fully paid, irrevocable, freely transferable and sublicensable worldwide license to the Licensed Patent Rights and Licensed Technology to Develop, have Developed, make, have made, use, have used sell, offer for sale, have sold, import, have imported, export, have exported, commercialize or have commercialized any and all Licensed Products and to practice the Licensed Technology worldwide. Pursuant to the Enkefalos License Agreement, either the Company or Enkefalos may terminate the Enkefalos License Agreement on written notice to the other party. Upon termination of the Enkefalos License Agreement, the license granted pursuant to such agreement shall terminate and all rights in the Licensed Patent Rights and Licensed Products shall revert back to Enkefalos.

During the three and six months ended June 30, 2024, the Company incurred milestone fees of $150,000 to Enkefalos in accordance with the terms of the agreement.

Employment Agreements

On June 1, 2021, the Company entered into an Amended and Restated Employment Agreement with the Company’s CEO, as amended periodically (the “Amended and Restated Employment Agreement”). The term of the Amended and Restated Employment Agreement commenced upon the closing of the Company’s IPO in January 2022 and continues for a period of five years and automatically renews for successive one-year periods at the end of each term unless either party provides written notice of their intent not to renew at least 60 days prior to the expiration of the then effective term. Pursuant to the Amended and Restated Employment Agreement, the CEO will receive an annual base salary of $485,000, which may be increased from time to time, and shall be eligible to receive an annual cash bonus equal to 55% of his then base salary based upon the achievement of Company and individual performance targets established by the Company’s board of directors. In addition, in the first year in which the Company’s market capitalization (as defined in the Amended and Restated Employment Agreement) equals or exceeds (i) $250 million, the CEO shall receive a cash payment of $150,000; (ii) $500 million, the CEO shall receive a cash payment of $350,000; and (iii) $1.0 billion, the CEO shall receive a cash payment of $750,000. Furthermore, following the date of the Company’s IPO, the CEO was issued an option to purchase 2,021 shares of the Company’s common stock at an exercise price of $1,500.00 per share, which options shall vest over a 48-month period commencing 12 months after the date of grant. This shall be in addition to any additional equity-based compensation awards the Company may grant the CEO from time to time.

On January 1, 2023, in lieu of half of his 2023 salary, the CEO was issued options to purchase up to 1,374 shares of the Company’s common stock at an exercise price of $146.25 per share, which options vested immediately on the date of grant.

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

As part of the ABSI Agreement, on July 26, 2023, we issued 1,674 shares of our common stock with a per share value of $149.34, representing total compensation expense of $250,000.

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

Enkefalos License Agreement

On June 17, 2024 (the “Enkefalos Effective Date”), we signed a letter of intent (the “Enkefelos LOI”) to enter into the Enkefalos License Agreement with Enkefalos Biosciences Inc. pursuant to which we are licensing the global rights in all fields of use for the products related to the compounds knows as cyclotides to deliver HER2 antibodies across the blood-brain barrier and all associated know-how, technology, intellectual property and related information and constructs, and any associated authorized generic rights and all related assets (collectively, the “Products” referred to in this letter as ENBI-01) from Enkefalos Biosciences, Inc. Pursuant to the Enkefalos License Agreement, we paid Enkefalos an upfront license fee of $150,000 upon signing of the Enkefalos LOI and an additional $150,000 license fee to be paid 6 months after the Enkefalos Effective Date. In addition, we shall pay Enkefalos a $50,000 annual license fee and milestone payments in the aggregate amount of up to $8,500,000 upon the occurrence of various development milestones (the “Enkefalos Development Milestone Payments”). Furthermore, we shall pay Enkefalos royalties based on net sales. Such royalties range from low-single digit percentages to mid-single digit percentages with higher sales being subject to lower percentages. The Enkefalos License Agreement shall expire upon the expiration of the final payment obligation due to Enkefalos as set forth in such agreement. Upon the expiration of the Enkefalos Patent License Agreement, we shall have a fully paid, irrevocable, freely transferable and sublicensable worldwide license to the Licensed Patent Rights and Licensed Technology to Develop, have Developed, make, have made, use, have used sell, offer for sale, have sold, import, have imported, export, have exported, commercialize or have commercialized any and all Licensed Products and to practice the Licensed Technology worldwide. Pursuant to the Enkefalos License Agreement, either the Company or Enkefalos may terminate the Enkefalos License Agreement on written notice to the other party. Upon termination of the Enkefalos License Agreement, the license granted pursuant to such agreement shall terminate and all rights in the Licensed Patent Rights and Licensed Products shall revert back to Enkefalos.

During the three and six months ended June 30, 2024, we incurred milestone fees of $150,000 in accordance with the terms of the Enkefalos LOI.

Recent Developments

On June 10, 2024, we reported positive results from our Phase 1 clinical trial with TH104. Results from healthy subjects demonstrated consistent pharmacokinetic (PK) profiles across buccal and intravenous routes of administration with a comparable safety and tolerability profile between routes of administration. This Phase 1 trial was a single-dose, single-center, open-label, randomized 2-way crossover study comparing 16 mg of TH104 with 1 mg intravenous nalmefene administered under fasting conditions, with a 7-day washout period between doses. Twenty healthy subjects were enrolled to complete both doses of the crossover design. All 20 subjects completed TH104 buccal dosing, while 19 of 20 subjects also completed the intravenous dosing. The primary objective was to evaluate the absolute bioavailability of TH104, as well as to assess safety and tolerability. Findings from the study indicated that the primary endpoint of the study which was absolute bioavailability (F) of TH104, or fraction (or percentage) of the administered dose absorbed into the systemic circulation compared to an equivalent intravenous dose of nalmefene, was 0.459 (45.9%). The median time to maximum concentration (Cmax) of TH104 was 2.0 hours, and mean half-life (T1/2) as measured in the blood of subjects was 14 hours after a single buccal administration of TH104, compared to 9 hours for the 1mg intravenous dose of nalmefene. These data were consistent and within range of previous findings of nalmefene in the literature and the Company believes PK results from this Phase 1 trial show proportional kinetics consistent with published findings of oral and intravenous formulations, suggesting TH104 could be developed for once-daily dosing in a target population of moderate-to-severe chronic pruritus in PBC patients. The Phase 1 trial also demonstrated that a 16mg dose of TH104 had a comparable safety and tolerability profile to the FDA-approved 1mg dose of nalmefene intravenous formulation. Treatment emergent adverse events (TEAEs) in this study were reported in 8 subjects (40.0%) in the TH104 group and 7 subjects (36.8%) in the intravenous group. All reported TEAEs were considered mild in severity. The most frequently reported TEAE for both TH104 and intravenous treatments was dizziness (4 subjects in the TH104 group; 7 subjects in the intravenous group). TEAEs reported in at least 2 subjects in any treatment group were nausea (3 subjects in each group) and somnolence (3 subjects in each group). There were no serious adverse events reported during this study. No subjects discontinued the study due to adverse events. No subjects exhibited abnormal results for the visual examinations of the buccal mucosa pre- or post-dosing with TH104 buccal film.

On June 17, 2024, we reported positive Type C meeting feedback from the U.S. Food and Drug Administration (FDA) for our Phase 2 clinical trial with TH104, confirming our plan to pursue a 505(b)(2) approval pathway, which permits inclusion of data from external studies when the active ingredient is already approved in the United States. The FDA also agreed that the nonclinical studies submitted to the FDA in advance of the meeting appear sufficient to support the proposed Phase 2 clinical trial. In addition, the FDA provided feedback on study design and certain recommendations regarding PBC patient inclusion, the primary endpoint to assess pruritus in these patients, and considerations for monitoring for adverse events in this patient population. Based on this interaction, we believe we have a path forward to a Phase 2 trial with TH104 in moderate-to-severe chronic pruritus in PBC patients and anticipates initiating the trial in the latter part of 2024.

Components of Results of Operations

Revenue

We did not recognize revenues for the three months ended June 30, 2024 and 2023.

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

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting, printing, and filing fees that were capitalized and offset against the proceeds from our common stock offerings. Deferred offering costs prior to the Company’s public offering of its shares of common stock which closed on May 2, 2023 consisted of professional services incurred for filing of the Company’s Registration Statement on Form S-3 using a “shelf” registration process for additional securities offerings. These deferred offering costs were offset against the proceeds from the public offering of the Company’s common stock. At June 30, 2024, deferred offering costs of approximately $60,000 represents professional services incurred related to the At the Market Offering Agreement (the “ATM Agreement”), the Company may sell, from time to time through the applicable sales manager, shares of common stock in one or more offerings up to a total dollar amount of $1.65 million. See Notes 2 and 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2024	2023	Change

Condensed Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$999,553	$1,031,056	$(31,503)
General and administrative	1,373,901	1,333,540	40,361
Total operating expenses	2,373,454	2,364,596	8,858
Other expense:
Interest expense	(5,217)	(6,517)	1,300
Interest income	53,614	34,199	19,415
Total other income (expense)	48,397	27,682	20,715
Net loss	$(2,325,057)	$(2,336,914)	$11,857

Research and Development Expenses

Research and development expenses decreased by less than $0.1 million, or 3%, to approximately $1.0 million for the three months ended June 30, 2024 from $1.03 million for three months ended June 30, 2023. The decrease was primarily the result of a decrease in pre-clinical vendor expenses of approximately $0.5 million. These decreases were offset by increases in clinical trial expenses of approximately $0.2 million due to the launch of our Phase 1 clinical trial in TH104 and licensing fees of approximately $0.3 million.

General and Administrative Expenses

General and administrative expenses increased by less than $0.1 million, or 3%, to $1.4 million for the three months ended June 30, 2024 from $1.3 million for the three months ended June 30, 2023. The change in general and administrative expenses was primarily due to increases of $0.3 million in personnel expenses due to appointing a Chief Operating Officer in July 2023 and general corporate of approximately $0.1 million. These increases were offset by decreases of approximately $0.1 million in investor relations expenses, $0.1 million in professional fees expenses, and $0.1 million in insurance expense.

Interest Expense

Interest expense decreased by approximately $1,300, or 20%, to $5,217 for the three months ended June 30, 2024 from $6,517 for the three months ended June 30, 2023. The decrease in interest expense was primarily related to the decrease in D&O insurance premium financing liability.

Interest Income

Interest income increased by $19,415, or 57%, to $53,614 for the three months ended June 30, 2024 from $34,199 for the three months ended June 30, 2023. The increase in interest income was primarily due to the increase in cash from the November 2023 Offering and the June 2024 PIPE Offering.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	2023	Change

Condensed Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$2,024,811	$2,078,733	$(53,922)
General and administrative	2,695,946	3,000,261	(304,315)
Total operating expenses	4,720,757	5,078,994	(358,237)
Other expense:
Interest expense	(9,917)	(12,655)	2,738
Interest income	149,508	66,447	83,061
Total other income (expense)	139,591	53,792	85,799
Net loss	$(4,581,166)	$(5,025,202)	$444,036

Research and Development Expenses

Research and development expenses decreased by less than $0.1 million, or 3%, to $2.0 million for the six months ended June 30, 2024 from $2.1 million for six months ended June 30, 2023. The decrease was primarily the result of a decrease in pre-clinical vendor expenses of approximately $0.7 million, and a decrease of less than $0.1 million in stock-based compensation expense related to a decrease in stock options vested during the period of our research and development personnel. These decreases were offset by increases in clinical trial expenses of approximately $0.4 million due to the launch of our Phase 1 clinical trial in TH104 and licensing fees of approximately $0.4 million.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million, or 10%, to $2.7 million for the six months ended June 30, 2024 from $3.0 million for the six months ended June 30, 2023. The change in general and administrative expenses was primarily due to a increases of $0.5 million in personnel expenses due to appointing a Chief Operating Officer in July 2023 and general corporate of approximately $0.2 million. These increases were offset by decreases of approximately $0.5 million in investor relations expenses, $0.3 million in professional fees expenses, $0.2 million in insurance expense, and $0.1 million in stock-based compensation expense of our general and administrative personnel.

Interest Expense

Interest expense decreased by $2,738, or 22%, to $9,917 for the six months ended June 30, 2024 from $12,655 for the six months ended June 30, 2023. The decrease in interest expense was primarily related to the decrease in D&O insurance premium financing liability.

Interest Income

Interest income increased by $83,061, or 125%, to $149,508 for the six months ended June 30, 2024 from $66,447 for the six months ended June 30, 2023. The increase in interest income was primarily due to the increase in cash from the November 2023 Offering and the June 2024 PIPE Offering.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2024, we incurred operating losses of approximately $4.7 million, expended approximately $5.0 million in cash in operating activities, and had an accumulated deficit of approximately $29.3 million as of June 30, 2024. We have financed our working capital requirements through June 30, 2024 primarily through the issuance of common stock in various public and private offerings. During the year ended December 31, 2023, we received gross proceeds of approximately $13.6 million through public offerings of our common stock in the May Offering and November Offering which generated net proceeds to us of approximately $2.1 million and $9.7 million, respectively. In addition, on June 7, 2024, we filed a Registration Statement on Form S-3 with the SEC using a “shelf” registration process pursuant to which, under an At the Market Offering Agreement (the “ATM Agreement”), we may sell, from time to time through the applicable sales manager, shares of common stock in one or more offerings up to a total dollar amount of $1.65 million. Further, on June 17, 2024, we entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement (the “PIPE Offering”), consisting of an offering of shares of our common stock and/or pre-funded warrants to acquire shares of our common stock and warrants to acquire shares of our common stock, with net proceeds of approximately $1.8 million. See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding these offerings.

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

Cash Flow Activities for the Six Months Ended June 30, 2024 and 2023

The following table sets forth a summary of our cash flows for the periods presented.

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(5,004,484)	$(4,975,713)
Net cash provided by financing activities	1,964,959	2,369,212
Net decrease in cash	$(3,039,525)	$(2,606,501)

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2024 was $5.1 million which consisted of net loss of $4.6 million, increase in prepaid and other current assets of $0.3 million and decrease in operating liabilities of $0.5 million, partially offset by non-cash stock-based compensation and stock issuance of $0.3 million.

Cash used in operating activities for the six months ended June 30, 2023 was $5.0 million which consisted of net loss of $5.0 million and an increase in prepaid expenses and other current assets of $0.5 million, partially offset by an increase in operating liabilities of less than $0.1 million and non-cash stock-based compensation of $0.5 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2024 was $2.0 million. The net increase in financing activities was due to proceeds from the Private Placement of $2.1 million and insurance premium financing liability of $0.4 million, offset by payments of deferred offering costs of $0.3 million and repayments of insurance premium financing liability of $0.2 million.

Cash provided by financing activities for the six months ended June 30, 2023 was $2.4 million. The net increase in financing activities was due to net proceeds from the May Offering of $2.65 million and proceeds from insurance premium financing liability of $0.7 million, offset by repayments of insurance premium financing liability of $0.4 million and payments of deferred offering costs of $0.6 million.

Reverse Stock Split

On May 24, 2024, the Company effectuated an additional reverse split of shares of its common stock at a ratio of 1-for-15 pursuant to an amendment to the Company’s Certificate of Incorporation, as amended, filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. The par value of the Company’s common stock was not adjusted as a result of the reverse split. All issued and outstanding common stock share and per share amounts contained in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the reverse split for all periods presented.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There were no significant changes in our internal control over financial reporting that occurred during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officer adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS.

Exhibit No.	Description

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 filed with Form 8-K on June 20, 2024)

4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.2 filed with Form 8-K on June 20, 2024)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K on June 20, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Inline XBRL included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THARIMMUNE, INC.

Date: August 9, 2024	By:	/s/ Randy Milby
Randy Milby
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Thomas Hess
Thomas Hess
Chief Financial Officer
(Principal Financial and Accounting Officer)

