Form 10-Q
period 2024-09-30
Tharimmune, Inc.
filed 2024-11-07
CIK 1861657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of common shares outstanding as of November 5, 2024 was 1,486,037.

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

3

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

4

THARIMMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31,
	(Unaudited)	2023

ASSETS

Current assets
Cash and cash equivalents	$4,774,237	$10,935,352
Prepaid expenses and other current assets	477,009	11,041

Total current assets	5,251,246	10,946,393

Total assets	$5,251,246	$10,946,393

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$783,839	$908,577
Accrued expenses	1,369,090	906,469
Insurance premium financing liability	80,768	-

Total current liabilities	2,233,697	1,815,046

Total liabilities	2,233,697	1,815,046

Commitments and contingencies (see Note 5)

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value, 250,000,000 shares Authorized, 1,284,287 shares and 884,720 shares issued and 1,284,041 shares and 884,474 shares outstanding as of September 30, 2024 and December 31, 2023, respectively*	129	89
Additional paid-in capital	36,167,929	33,904,749
Accumulated deficit	(33,080,544)	(24,703,526)
Treasury stock, at cost, 246 shares held in treasury as of September 30, 2024 and December 31, 2023	(69,965)	(69,965)

Total stockholders’ equity	3,017,549	9,131,347

Total liabilities and stockholders’ equity	$5,251,246	$10,946,393

*	Amounts have been retroactively restated to reflect the 1-for-15 reverse stock split effectuated on May 24, 2024 (See Note 2 to the condensed consolidated financial statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Operating expenses
Research and development	$2,281,827	$488,177	$4,306,638	$2,566,910
General and administrative	1,583,744	1,356,893	4,279,690	4,357,154

Total operating expenses	3,865,571	1,845,070	8,586,328	6,924,064

Loss from operations	(3,865,571)	(1,845,070)	(8,586,328)	(6,924,064)

Other income (expense)
Interest expense	(3,009)	(3,496)	(12,926)	(16,151)
Interest income	72,728	28,451	222,236	94,898

Total other income, net	69,719	24,955	209,310	78,747

Net loss	$(3,795,852)	$(1,820,115)	$(8,377,018)	$(6,845,317)

Net loss per share:
Basic and diluted	$(2.45)	$(39.42)	$(7.39)	$(175.50)

Weighted average number of common shares outstanding*:
Basic and diluted	1,547,324	46,169	1,133,236	39,004

*	Amounts have been retroactively restated to reflect the 1-for-15 reverse stock split effectuated on May 24, 2024 (See Note 2 to the condensed consolidated financial statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

For the three months ended September 30, 2023:

Balance, June 30, 2023	45,135	$5	$23,548,672	$(20,409,634)	246	$(69,965)	$3,069,078

Stock issuance pursuant to services agreement	1,861	-	350,000	-	-	-	350,000

Net loss	-	-	-	(1,820,115)	-	-	(1,820,115)

Stock based compensation	-	-	157,960	-	-	-	157,960

Balance, September 30, 2023	46,996	$5	$24,056,632	$(22,229,749)	246	$(69,965)	$1,756,923

For the nine months ended September 30, 2023:

Balance, December 31, 2022	31,001	$3	$20,998,049	$(15,384,432)	246	$(69,965)	$5,543,655

Stock issuance pursuant to services agreement	1,861	-	350,000	-	-	-	350,000

Public offering, net of issuance costs of $602,834	14,134	2	2,047,164	-	-	-	2,047,166

Net loss	-	-	-	(6,845,317)	-	-	(6,845,317)

Stock based compensation	-	-	661,419	-	-	-	661,419

Balance, September 30, 2023	46,996	$5	$24,056,632	$(22,229,749)	246	$(69,965)	$1,756,923

For the three months ended September 30, 2024:

Balance, June 30, 2024	1,095,346	$111	$36,048,454	$(29,284,692)	246	$(69,965)	$6,693,908

Issuance costs related to Form S-3 Registration Statement	-	-	(72,450)	-	-	-	(72,450)

Cashless exercise of pre-funded warrants	188,941	18	(18)	-	-	-	-

Net loss	-	-	-	(3,795,852)	-	-	(3,795,852)

Stock based compensation	-	-	191,943	-	-	-	191,943

Balance, September 30, 2024	1,284,287	$129	$36,167,929	$(33,080,544)	246	$(69,965)	$3,017,549

For the nine months ended September 30, 2024:

Balance, December 31, 2023	884,720	$89	$33,904,749	$(24,703,526)	246	$(69,965)	$9,131,347

Stock issuance pursuant to services agreement	3,334	1	20,549	-	-	-	20,550

Private investment in public equity offering, net of issuance costs of $268,250	207,292	21	1,815,890	-	-	-	1,815,911

Issuance costs related to Form S-3 Registration Statement	-	-	(72,450)	-	-	-	(72,450)

Cashless exercise of pre-funded warrants	188,941	18	(18)	-	-	-	-

Net loss	-	-	-	(8,377,018)	-	-	(8,377,018)

Stock based compensation	-	-	499,209	-	-	-	499,209

Balance, September 30, 2024	1,284,287	$129	$36,167,929	$(33,080,544)	246	$(69,965)	$3,017,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(8,377,018)	$(6,845,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	499,209	661,419
Stock issuance pursuant to services agreement	20,550	250,000
Increase in operating assets:
Prepaid expenses and other current assets	(348,968)	(134,796)
Increase (decrease) in operating liabilities:
Accounts payable	(124,738)	184,190
Accrued expenses	462,621	(175)

Net cash used in operating activities	(7,868,344)	(5,884,679)

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock upon private investment in public equity offering	2,084,161	-
Proceeds from issuance of common stock upon public offering, net of underwriting discounts and issuance costs	-	2,263,826
Payment of deferred offering costs	(457,700)	(281,660)
Proceeds from insurance premium financing liability	393,960	716,775
Repayment of insurance premium financing liability	(313,192)	(635,735)

Net cash provided by financing activities	1,707,229	2,063,206

Net decrease in cash	(6,161,115)	(3,821,473)

Cash, beginning of period	10,935,352	6,510,534

Cash, end of period	$4,774,237	$2,689,061

Supplemental disclosure of non-cash financing activities:
Issuance of common stock:
Prepaid marketing and investor related consulting services	$-	$100,000
Research and development service licensing agreement intangible license asset	$-	$250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Description of Business and Liquidity

Nature of Operations

Tharimmune, Inc. (formerly, Hillstream BioPharma, Inc.) (“Tharimmune” or the “Company”) was incorporated on March 28, 2017, as a Delaware C-corporation. At September 30, 2024, Tharimmune had one wholly-owned subsidiary: Hillstream Oncology, Inc. (“Hillstream Oncology”), formerly, HB Pharma Corp.

Tharimmune is a clinical-stage biotechnology company developing therapeutic candidates in rare, inflammatory, and oncologic conditions with high unmet need. On November 3, 2023, the Company entered into a patent license agreement (the “Avior License Agreement”) with Avior Inc. d/b/a Avior Bio, LLC (“Avior”) pursuant to which it received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize TH104 and TH103) and to practice the Licensed Technology in connection with the foregoing, throughout the world (each as defined in the Avior License Agreement. In February 2023, the U.S. Food and Drug Administration (“FDA”) approved an investigational new drug (“IND”) application for TH104. TH104 has a dual mechanism of action by affecting multiple receptors, known to suppress chronic, debilitating pruritis or “uncontrollable itching.” With respect to TH104, the Company intends to first seek approval for the treatment of moderate to severe chronic pruritis in patients with primary biliary cholangitis (“PBC”), an orphan rare form of liver disease with no known cure in which more than 70% of patients suffer from debilitating chronic pruritic, and with respect to TH103, it intends to develop the product candidate and potentially file an IND after discussion with regulators.

On September 11, 2024, Tharimmune entered into a Patent License Agreement (the “Intract Agreement”) with Intract Pharma Limited (“Intract”), pursuant to which, the Company exclusively licensed INT-023/TH023, an oral anti-Tumor Necrosis Factor-alpha (TNF-α) monoclonal antibody infliximab. Infliximab is a purified, recombinant DNA-derived chimeric IgG monoclonal antibody protein that contains both murine and human components that inhibit tumor TNF-α. Under the terms of the Agreement, the Company licensed global development and commercialization rights (outside of South Korea) to Intract’s Soteria® and Phloral® delivery platform along with an existing supply agreement for infliximab to be used in the oral product development program.

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

In addition, on May 23, 2024, HB Pharma Corp. filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware pursuant to which it changed its name to Hillstream Oncology, Inc. effective as of May 23, 2024.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2024, the Company incurred operating losses in the amount of approximately $8.6 million, expended approximately $7.9 million in net cash used in operating activities, and had an accumulated deficit of approximately $33.1 million as of September 30, 2024. Through September 30, 2024, the Company has primarily financed its operations through public and private offerings of its equity securities. The Company received net proceeds from its initial public offering (“IPO”) on January 14, 2022 of approximately $12.5 million. Additionally, the Company closed a public offering (the “May Offering”) of its common stock on May 2, 2023. Net proceeds to the Company from the May Offering were approximately $2.1 million. The Company recently closed an additional public offering (the “November Offering”) of its common stock on November 30, 2023. Net proceeds to the Company from the November Offering were approximately $8.7 million. See Note 3 to the condensed consolidated financial statements for details regarding the May and November Offerings. In addition, on June 7, 2024, the Company filed a Registration Statement on Form S-3 with the SEC using a “shelf” registration process pursuant to which, under an At the Market Offering Agreement (the “ATM Agreement”), the Company may sell, from time to time through the applicable sales manager, shares of common stock in one or more offerings up to a total dollar amount of $1.65 million. Further, on June 17, 2024, the Company closed a private placement offering (the “PIPE Offering”) with certain accredited investors, consisting of an offering of shares of the Company’s common stock and/or pre-funded warrants to acquire shares of the Company’s common stock and warrants to acquire shares of the Company’s common stock, with net proceeds to the Company of approximately $1.8 million. The shares of the Company’s common stock began trading on The Nasdaq Capital Market on January 12, 2022 under the ticker symbol “HILS” and effective as of September 25, 2023, are traded under the ticker symbol “THAR.”

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

Letter of Intent

On September 30, 2024, the Company entered into a nonbinding, exclusive letter of intent (the “LOI”) with Intract pursuant to which the Company will acquire all outstanding shares of common stock of privately-held Intract in exchange for newly issued restricted common stock. Under the terms of the LOI, following the execution of a definitive agreement and the closing of the merger, Intract shareholders will own 49% of the total equity in the Company, with Intract becoming a wholly owned subsidiary. During the three and nine months ended September 30, 2024, the Company paid an exclusivity fee of $75,000 to enter into the LOI.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheet, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or any other future period. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations, and cash flows are presented in U.S. Dollars. These condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2024. The Company operates in one segment.

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

Deferred Offering Costs

Deferred offering costs consists primarily of legal, accounting, underwriters’ fees, printing, and filing fees that are incurred prior to an offering of the Company’s common stock and are initially capitalized and then subsequently reclassified to additional paid-in capital upon completion of the offering. If an offering is not completed, any associated offering costs will be expensed immediately upon termination of the offering. At September 30, 2024, the Company incurred $117,000 in deferred offering costs for professional services related to the ATM Agreement and these costs are classified as prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.

Insurance Premium Financing Liability

In January 2023, the Company entered into an insurance premium financing agreement for $955,700, with a term of nine months and an annual interest rate of 5.25%. The Company made a down payment of $238,925 and was required to make monthly principal and interest payments of $81,394 over the term of the agreement, which was repaid in full in October 2023.

In January 2024, the Company entered into an insurance premium financing agreement for $492,450, with a term of 10 months and an annual interest rate of 7.5%. The Company made a down payment of $98,490 and is required to make monthly principal and interest payments of $40,763 over the term of the agreement, which matures in November 2024. Related prepaid insurance at September 30, 2024 of $123,108 is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet.

Retirement Plan

The Company has a 401(k) defined contribution plan which covers all employees that meet the plan’s eligibility requirements. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company makes a discretionary match which is currently equal to 3% of employee contributions. Total company contributions to the plan were $3,346 and $3,683 for the three and nine months ended September 30, 2024, respectively, and $3,602 and $7,498 for the three and nine months ended September 30, 2023, respectively.

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

The Company follows the guidance in FASB ASC Subtopic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more-likely-than-not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. At September 30, 2024 and December 31, 2023, the Company had no unrecognized uncertain income tax positions, and therefore no amounts have been recognized in the condensed consolidated financial statements.

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

Potentially dilutive securities not included in the computation of loss per share for the nine months ended September 30, 2024 and 2023 included options to purchase 108,955 and 5,767 shares of common stock, respectively. Other potentially dilutive securities also not included in the computation of loss per share for the nine months ended September 30, 2024 and 2023 included warrants to purchase 507 shares of the Company’s common stock related to the IPO and warrants to purchase an additional 424 and 20,000 shares of the Company’s common stock issued in the May and November Offerings, respectively. Additional other potentially dilutive securities also not included in the computation of loss per share for the nine months ended September 30, 2024 included warrants to purchase an additional 329,771 shares of the Company’s common stock issued in the PIPE Offering and warrants to purchase 19,786 shares of the Company’s common stock issued to the placement agents in the PIPE Offering. All common share amounts as of September 30, 2024 and December 31, 2023 and per share amounts for the three and nine months ended September 30, 2024 and 2023 have been retroactively adjusted to reflect a 1-for-25 reverse stock split of the Company’s common stock effectuated on November 17, 2023 and a 1-for-15 reverse stock split of the Company’s common stock effectuated on May 24, 2024.

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

On May 2, 2023, the Company closed a public offering pursuant to which it issued 14,134 shares of its common stock at a public offering price of $188.00 per share. The gross proceeds to the Company from the May Offering were approximately $2.7 million, prior to deducting underwriting discounts and commissions of approximately $186,000 and other offering expenses of approximately $417,000. The net proceeds to the Company from the May Offering were approximately $2.1 million. The Company granted the underwriters a 45-day option to purchase up to an additional 53,000 shares of common stock at the public offering price less discounts and commissions, to cover over-allotments; however, this option expired unexercised.

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

On June 21, 2024, the Company closed a private placement offering with certain accredited investors of $2.08 million of the Company’s securities consisting of shares of the Company’s common stock and/or pre-funded warrants to acquire shares of the Company’s common stock and warrants to acquire shares of the Company’s common stock. Pursuant to the PIPE Offering, the Company issued 207,292 shares of its common stock at an offering price of $3.16 per share, pre-funded warrants to purchase up to 452,253 shares of the Company’s common stock (the “Pre-Funded Warrants”), exercisable at $0.001 per share, and warrants to purchase up to 329,771 shares of the Company’s common stock, exercisable at $3.09 (the “PIPE Warrants”). Net proceeds to the Company from the PIPE Offering were approximately $1.8 million, after a deduction of approximately $268,000 in offering costs. In addition, the Company issued placement agent warrants to purchase up to 19,786 shares of the Company’s common stock, exercisable at $3.09 per share (the “Placement Agent Warrants”).

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

The Company has granted options to acquire 255 shares of common stock at $4,950 per share under the 2017 Plan, and 6 options to acquire shares of common stock remain available for issuance. At both September 30, 2024 and December 31, 2023, there were options outstanding to acquire 255 shares of common stock. As of September 30, 2024 and December 31, 2023, all such options were fully vested, and the weighted average remaining contractual life for such options was approximately 3.4 and 4.2 years, respectively.

In July 2019, the Company authorized an additional plan, the 2019 Stock Incentive Plan (the “2019 Plan”). Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. At both September 30, 2024 and December 31, 2023, a total of 10,452 shares were authorized for issuance under the 2019 Plan.

As of both September 30, 2024 and December 31, 2023, the Company has granted options to acquire 10,452 shares of common stock under the 2019 Plan and 0 shares of common stock remain available for issuance under the 2019 Plan. There are stock options outstanding to acquire 5,512 shares of common stock with a weighted-average exercise price of $1,105.5 at both September 30, 2024 and December 31, 2023 and weighted average contractual terms of 7.1 years and 7.8 years at September 30, 2024 and December 31, 2023, respectively.

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

During the three and nine months ended September 30, 2024, the Company granted 102,853 options to acquire shares of common stock under the 2023 Plan. At September 30, 2024 and December 31, 2023, 70,412 and 6,934 shares of common stock remain available for issuance under the amended and initial 2023 Plan, respectively. There are stock options outstanding to acquire 103,188 and 335 shares of common stock with a weighted-average exercise price of $3.11 and $59.14 at September 30, 2024 and December 31, 2023, respectively, and weighted-average contractual terms of 9.9 years and 9.9 years at September 30, 2024 and December 31, 2023, respectively.

The following table summarizes stock-based activities under the 2017, 2019, and 2023 Stock Incentive Plans:

		Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Contractual
	Options	Price	Terms

Outstanding at December 31, 2023	6,102	$1,208.72	7.8 years
Granted	102,853	$2.925	9.9 years
Outstanding at September 30, 2024	108,955	$70.46	9.7 years

Exercisable options at September 30, 2024	22,592	$285.23	9.2 years

Vested and expected to vest at September 30, 2024	108,955	$70.46	9.7 years

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

Stock options granted during the nine months ended September 30, 2024 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023*	2024	2023

Expected volatility	100.8%	N/A	100.8%	95.1%
Risk-free interest rate	3.80%	N/A	3.80%	3.99%
Expected dividend yield	0%	N/A	0%	0%
Expected life of options in years	5.0	N/A	5.0	5.0
Estimated fair value of options granted	$2.23	N/A	$2.23	$0.29

*	No stock options were granted during the three months ended September 30, 2023.

The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2024 was $2.23. The weighted-average fair value of stock options vested during the three and nine months ended September 30, 2024 was approximately $11.11 and $28.49, respectively. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2023 was $108.23. The weighted-average fair value of stock options vested during the three and nine months ended September 30, 2023 was approximately $1,055.28 and $342.15, respectively.

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations was as follows:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Research and development	$88,535	$82,066	$244,112	$325,675
General and administrative	103,408	75,894	255,097	335,744
Total stock-based compensation	$191,943	$157,960	$499,209	$661,419

As of September 30, 2024, the total unrecognized compensation expense related to non-vested options was approximately $979,813 and is expected to be recognized over the remaining weighted-average service period of approximately 0.84 years.

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

In connection with the November Offering as described in Note 3 to the consolidated financial statements, the Company issued pre-funded warrants to purchase 545,000 shares of the Company’s common stock at an exercise price of $0.015 (the “Pre-Funded Warrants”). The Pre-Funded Warrants were issued to those purchasers whose purchase of common stock in the November Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of outstanding common stock immediately following the consummation of the offering. The Pre-Funded Warrants were immediately exercisable and could be exercised at any time until exercised in full. The Company also granted the underwriters a 45-day option to purchase up to an additional 100,000 shares of common stock and/or prefunded warrants. The underwriters exercised the option to purchase 66,667 pre-funded warrants at an initial exercise price of $0.015 per share, subject to adjustment (the “Underwriters Pre-Funded Warrants”). These pre-funded warrants were immediately exercisable and could be exercised at any time until exercised in full. The underwriters received warrants to purchase 20,000 shares of common stock with an initial exercise price of $18.75, exercisable beginning May 27, 2024, and expiring May 2, 2028 (the “Underwriters Warrants”). As of September 30, 2024 and December 31, 2023, all of the Pre-Funded Warrants and the Underwriters Pre-Funded Warrants have been exercised and the additional warrants to purchase 20,000 shares of common stock have not yet been exercised.

In connection with the PIPE Offering as described in Note 3 to the consolidated financial statements, the Company issued Pre-Funded Warrants to purchase 452,253 shares of the Company’s common stock at an exercise price of $0.001, PIPE Warrants to purchase 329,771 shares of the Company’s common stock at an exercise price of $3.09, and Placement Agent Warrants to purchase up to 19,786 shares of the Company’s common stock, exercisable at $3.09 per share. The Pre-Funded Warrants were immediately exercisable and are able to be exercised at any time until exercised in full. The PIPE Warrants and Placement Agent Warrants were immediately exercisable and are able to be exercised until five and a half years from the effective date, or December 21, 2029. As of September 30, 2024, 189,005 of the Pre-Funded Warrants have been exercised and none of the PIPE Warrants or Placement Agent Warrants have been exercised.

Terms of the warrants outstanding at September 30, 2024 are as follows:

	Initial	Expiration	Exercise	Warrants	Warrants	Warrants
Issuance Date	Exercise Date	Date	Price	Issued	Exercised	Outstanding

January 14, 2022	July 10, 2022	January 11, 2027	$1,875.00	500	-	500

May 2, 2023	November 2, 2023	May 2, 2028	$234.375	424	-	424

November 30, 2023	November 30, 2023	N/A	$0.015	545,000	545,000	-

November 30, 2023	November 30, 2023	N/A	$0.015	66,667	66,667	-

November 30, 2023	May 27, 2024	May 2, 2028	$18.75	20,000	-	20,000

June 21, 2024	June 21, 2024	N/A	$0.001	452,253	189,005	263,248

June 21, 2024	June 21, 2024	December 21, 2029	$3.09	329,771	-	329,771

June 21, 2024	June 21, 2024	December 21, 2029	$3.09	19,786	-	19,786

Note 5 – Commitments and Contingencies

Small Molecule Analogues

On December 30, 2019, the Company acquired a series of small molecule analogues pursuant to an Asset Purchase Agreement (“APA”). Pursuant to the APA, the Company is required to make a payment of $50,000 upon raising of at least $2.0 million in funding, and up to approximately $1.75 million based upon successfully meeting clinical and sales milestones. The Company included, in accounts payable at both September 30, 2024 and December 31, 2023, the $50,000 required initial payment. Milestone based payments, if any, will be expensed as incurred.

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

On March 11, 2024, the Company entered into an addendum to the ABSI Agreement to fund research services with quarterly payments of $50,000 beginning March 18, 2024 with subsequent payments due on the 18th of each calendar quarter. During the three and nine months ended September 30, 2024, the Company made payments of $50,000 and $150,000 to ABSI, respectively

Avior Patent License Agreement

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

During the three and nine months ended September 30, 2024, the Company paid license fees of $150,000 and $450,000, respectively, to Avior in accordance with the terms of the agreement. In addition, during the three and nine months ended September 30, 2024, the Company incurred milestone fees of $750,000.

Enkefalos License Agreement

On June 17, 2024 (the “Enkefalos Effective Date”), the Company signed a letter of intent to enter into the Enkefalos License Agreement with Enkefalos Biosciences Inc. pursuant to which the Company is licensing the global rights in all fields of use for the products related to the compounds knows as cyclotides to deliver HER2 antibodies across the blood-brain barrier and all associated know-how, technology, intellectual property and related information and constructs, and any associated authorized generic rights and all related assets (collectively, the “Products” referred to in this letter as ENBI-01) from Enkefalos Biosciences, Inc. Pursuant to the Enkefalos License Agreement, the Company shall pay Enkefalos an up-front license fee of $150,000 within ten days of the Enkefalos Effective Date and an additional license fee of $150,000 to be paid 6 months after the Enkefalos Effective Date and an annual license fee of $50,000. The Company shall also pay Enkefalos milestone payments in the aggregate amount of up to $8,500,000 upon the occurrence of various development milestones (the “Enkefalos Development Milestone Payments”). Furthermore, the Company shall pay Enkefalos royalties based on net sales ranging from low single-digit percentages to mid-single digit percentages with higher sales being subject to lower percentages. The Enkefalos License Agreement shall expire upon the expiration of the final payment obligation due to Enkefalos as set forth in such agreement and upon expiration, the Company shall have a fully paid, irrevocable, freely transferable and sublicensable worldwide license to the Licensed Patent Rights and Licensed Technology to Develop, have Developed, make, have made, use, have used sell, offer for sale, have sold, import, have imported, export, have exported, commercialize or have commercialized any and all Licensed Products and to practice the Licensed Technology worldwide. Pursuant to the Enkefalos License Agreement, either the Company or Enkefalos may terminate the Enkefalos License Agreement on written notice to the other party. Upon termination of the Enkefalos License Agreement, the license granted pursuant to such agreement shall terminate and all rights in the Licensed Patent Rights and Licensed Products shall revert back to Enkefalos.

During the nine months ended September 30, 2024, the Company incurred license fees of $150,000 to Enkefalos in accordance with the terms of the agreement.

Intract Patent License Agreement

On September 11, 2024, the Company entered into a patent license agreement (the “Intract Agreement”) with Intract. Pursuant to the Intract Agreement, the Company exclusively licensed INT-023/TH023, an oral anti-Tumor Necrosis Factor-alpha (TNF-α) monoclonal antibody infliximab. Under the terms of the Intract Agreement, the Company licensed global development and commercialization rights (outside of South Korea) to Intract’s Soteria® and Phloral® delivery platform along with an existing supply agreement for infliximab to be used in the oral product development program. Pursuant to the Intract Agreement, the Company paid Intract an up-front license fee of $400,000 and Intract is eligible to receive additional payments upon an equity financing of the Company and additional payments for future development, regulatory and commercial milestones, as well as mid-single digit royalties based on net product sales. The Agreement retains a right of first refusal to continue development and commercialization after a Phase 2 clinical trial. In addition, the Company has the option to exercise the license to Intract’s platform for up to four additional targets. The term of the Intract Agreement expires upon the final payment obligation of Tharimmune and may be terminated by Tharimmune at any time upon 90 days written notice to Intract. Either party may terminate the Intract Agreement if the other party materially breaches any provision of the Intract Agreement and fails to cure such breach within thirty (30) days after the breaching party receives written notice thereof. In addition, either party may terminate the Intract Agreement on written notice in the event that either party declare: (a) becomes insolvent or admits inability to pay its debts generally as they become due; (b) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully dismissed or vacated within sixty (60) days; (c) is dissolved or liquidated or takes any corporate action for such purpose; (d) makes a general assignment for the benefit of creditors; or (e) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business.

During the three and nine months ended September 30, 2024, the Company incurred fees of $400,000 to Intract in accordance with the terms of the agreement.

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

Overview

Tharimmune is a clinical-stage biotechnology company developing therapeutic candidates in immunology and inflammation with high unmet need. On November 3, 2023, we entered into a patent license agreement (the “Avior License Agreement”) with Avior Inc. d/b/a Avior Bio, LLC (“Avior”) pursuant to which we received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize TH104 and TH103 and to practice the Licensed Technology in connection with the foregoing, throughout the world, each as defined in the Avior License Agreement. In February 2023, the U.S. Food and Drug Administration (“FDA”) approved an investigational new drug (“IND”) application for TH104. TH104 has a dual mechanism of action by affecting multiple receptors, known to suppress chronic, debilitating pruritis or “uncontrollable itching.” With respect to TH104, we intend to first seek approval for the treatment of moderate-to-severe chronic pruritis in patients with primary biliary cholangitis (“PBC”), an orphan rare form of liver disease with no known cure in which more than 70% of patients suffer from debilitating chronic pruritic. The Company expects to obtain topline data in a Phase 2 trial with TH104 in Q4 2025 and with respect to TH103, we intend to develop the product candidate and potentially file an IND.

On September 11, 2024, we entered into a Patent License Agreement (the “Intract Agreement”) with Intract Pharma Limited (“Intract”), pursuant to which, we exclusively licensed INT-023/TH023, an oral anti-Tumor Necrosis Factor-alpha (TNF-α) monoclonal antibody infliximab. Infliximab is a purified, recombinant DNA-derived chimeric IgG monoclonal antibody protein that contains both murine and human components that inhibit tumor TNF-α. Under the terms of the Intract Agreement, we licensed global development and commercialization rights (outside of South Korea) to Intract’s Soteria® and Phloral® delivery platform along with an existing supply agreement for infliximab to be used in the oral product development program.

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

The critical components of our business strategy to achieve our goals include:

●	Develop TH104 as a transmucosal buccal film product for the treatment of moderate-to-severe chronic pruritis in PBC and other inflammatory diseases;

●	Develop TH023 by obtaining regulatory authorization to initiate a first-in-human bioavailability clinical trial and pursue an IND through the US FDA;

●	Create a preclinical and clinical path forward for, TH1940, a novel PD-1 knob-domain antibody fragment with nolve binding differentiation compared to full length antibodies for IO vulnerable tumors;

●	Continue to advance pre-clinical candidate selection activities against HER2/HER3 receptors with various antibody formats, including TH3215 designed for multiple solid tumor types;

●	Effectively create a development strategy for TH0059 as a bispecific ADC specifically targeted to both HER2 and HER3 receptors in high unmet need standard-of-care resistant tumors with a high capacity to metastasize

●	Hasten the discovery of next generation multi-specific (bi- and tri) antibodies with binding capabilities to novel epitopes of combinations of HER2, HER3, PD-1, PD-L1, TROP2 with and without toxin delivery capacity to multiple high unmet need rare cancers and other validated immunology and metabolic targets, including glucose-dependent insulinotropic peptide (GIP)

●	Pursue strategic collaboration opportunities including potential M & A transactions to maximize the value of our pipeline to bring novel therapies to patients suffering from high unmet need conditions

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

Avior Patent License Agreement

On November 3, 2023 (the “Avior Effective Date”), we entered into the Avior Patent License Agreement with Avior pursuant to which we received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, develop, have developed, make, have made, use, sell, import, export and commercialize TH104 and TH103 and to practice the Licensed Technology in connection with the foregoing throughout the world. Pursuant to the Avior Patent License Agreement, we paid Avior a mid-six digit up front license fee within ten days of the Avior Effective Date and an additional mid-six digit license fee which shall be paid in four equal installments within ten days of the end of each fiscal quarter following the Avior Effective Date. In addition, we shall pay Avior a high single digit percentage of any upfront payments received by us as a result of the grant of any sublicenses with respect to TH104. We shall also pay Avior milestone payments in the aggregate amount of $24.25 million upon the occurrence of various development milestones (the “Development Milestone Payments”). Furthermore, we shall pay Avior certain fees based upon sales milestones. The payments for such sales milestones range from the low seven digits to the low eight digits with higher sales being subject to higher fees. Finally, we shall pay Avior royalties based on net sales. Such royalties range from low single digit percentages to mid-single digit percentages with higher sales being subject to lower percentages. The Avior Patent License Agreement shall expire upon the expiration of the final payment obligation due to Avior as set forth in such agreement. Upon the expiration of the Avior Patent License Agreement, we shall have a fully paid-up, irrevocable, freely transferable and sublicensable worldwide license to the Licensed Patent Rights and Licensed Technology to Develop, have Developed, make, have made, use, have used sell, offer for sale, have sold, import, have imported, export, have exported, commercialize or have commercialized any and all Licensed Products and to practice the Licensed Technology worldwide. Pursuant to the Avior Patent License Agreement, we may terminate the agreement at any time without cause, upon 30 days’ prior written notice to Avior along with payment of the next unpaid Development Milestone Payment, if any. Furthermore, either we or Avior may terminate the Avior Patent License Agreement (i) on written notice to the other party if the other party materially breaches any provision of the Avior Patent License Agreement and fails to cure such breach within 30 days after the breaching party receives written notice thereof or (ii) on written notice in the event that either party (A) becomes insolvent or admits its inability to pay its debts generally as they become due; (B) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully dismissed or vacated within 60 days; (C) is dissolved or liquidated or takes any corporate action for such purpose; (D) makes a general assignment for the benefit of creditors; or (E) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business. Upon termination of the Avior Patent License Agreement, the license granted pursuant to such agreement shall terminate and all rights in the Licensed Patent Rights and Licensed Products shall revert back to Avior.

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

Intract Patent License Agreement

On September 11, 2024 (the “Intract Effective Date”), we entered into a Patent License Agreement (the “Intract Agreement”) with Intract Pharma Limited, (“Intract”), pursuant to which the Company exclusively licensed INT-023/TH023, an oral anti-Tumor Necrosis Factor-alpha (TNF-α) monoclonal antibody infliximab. Under the terms of the Intract Agreement, we licensed global development and commercialization rights (outside of South Korea) to Intract’s Soteria® and Phloral® delivery platform along with an existing supply agreement for infliximab to be used in the oral product development program. Pursuant to the Intract Agreement, Intract recieved a mid-six digit upfront paymentis eligible to receive additional payments upon an equity financing of the Company and is eligible for future development, regulatory and commercial milestones, as well as mid-single digit royalties based on net product sales. Under the terms of the Intract Agreement, we retain a right of first refusal to continue development and commercialization after a Phase 2 clinical trial and have the option to exercise the license to Intract’s platform for up to four additional targets. The term of the Intract Agreement expires upon the final payment obligation of the Company under the Intract Agreement. In addition, the Intract Agreement may be terminated by us at any time upon 90 days written notice to Intract. Either party may terminate the Intract Agreement if the other party materially breaches any provision of the Intract Agreement and fails to cure such breach within thirty (30) days after the breaching party receives written notice thereof. In addition, either party may terminate the Intract Agreement on written notice in the event that either party declare: (a) becomes insolvent or admits inability to pay its debts generally as they become due; (b) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully dismissed or vacated within sixty (60) days; (c) is dissolved or liquidated or takes any corporate action for such purpose; (d) makes a general assignment for the benefit of creditors; or (e) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business.

Recent Developments

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

We signed a manufacturing agreement for clinical trial supply with regards to TH104 and the upcoming Phase 2 clinical trial on July 25, 2024 with a contract manufacturing organization located in North Carolina. The development work includes both TH104 active product and corresponding placebo batches expected to be released for clinical packaging by the end of the year.

On September 30, 2024, we entered into a nonbinding, exclusive letter of intent (the “LOI”) with Intract pursuant to which we will acquire all outstanding shares of common stock of the privately-held Intract for newly issued restricted common stock. Intract is a biopharmaceutical company incorporated in England and Wales developing disruptive delivery solutions for oral biologics. Under the terms of the LOI, following the execution of a definitive agreement and the closing of the merger, Intract shareholders will own 49% of the total equity in the combined entity, which will be named Tharimmune, Inc., with Intract becoming a wholly owned subsidiary. We believe the merger and business combination will form a best-in-class, transformative oral biologics company and the synergies between our clinical-stage assets and Intract’s delivery platform will drive pipeline growth. During the three and nine months ended September 30, 2024, we paid a $75,000 exclusivity fee to enter into the LOI agreement.

Components of Results of Operations

Revenue

We have not recognized revenue since inception.

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

Results of Operations

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

	Three Months Ended September 30,
	2024	2023	Change

Condensed Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$2,281,827	$488,177	$1,793,650
General and administrative	1,583,744	1,356,893	226,851
Total operating expenses	3,865,571	1,845,070	2,020,501
Other income (expense):
Interest expense	(3,009)	(3,496)	487
Interest income	72,728	28,451	44,277
Total other income (expense)	69,719	24,955	44,764
Net loss	$(3,795,852)	$(1,820,115)	$(1,975,737)

Research and Development Expenses

Research and development expenses increased by $1.8 million, or 367%, to $2.3 million for the three months ended September 30, 2024 from $0.5 million for the three months ended September 30, 2023. The increase was primarily the result of an increase in clinical trial expenses of approximately $0.5 million due to completion of our Phase 1 clinical trial in TH104, an increase of $1.1 million in license fees, and an increase of $0.2 million in pre-clinical expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million, or 17%, to $1.6 million for the three months ended September 30, 2024 from $1.4 million for the three months ended September 30, 2023. The change in general and administrative expenses was primarily due to an increase of $0.1 million in personnel costs, an increase of $0.1 million in investor relations and an increase of $0.1 million in professional fees. These increases were offset by a decrease of $0.1 million in insurance.

Interest Expense

Interest expense decreased by $487, or 14%, to $3,009 for the three months ended September 30, 2024 from $3,496 for the three months ended September 30, 2023. The decrease in interest expense was primarily related to the decrease in D&O insurance premium financing liability.

Interest Income

Interest income increased by $44,277, or 156%, to $72,728 for the three months ended September 30, 2024 from $28,451 for the three months ended September 30, 2023. The increase in interest income was primarily due to the increase in cash from the November 2023 Offering and the June 2024 PIPE Offering.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2024	2023	Change

Condensed Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$4,306,638	$2,566,910	$1,739,728
General and administrative	4,279,690	4,357,154	(77,464)
Total operating expenses	8,586,328	6,924,064	1,662,264
Other income (expense):
Interest expense	(12,926)	(16,151)	3,225
Interest income	222,236	94,898	127,338
Total other income (expense)	209,310	78,747	130,563
Net loss	$(8,377,018)	$(6,845,317)	$(1,531,701)

Research and Development Expenses

Research and development expenses increased by $1.7 million, or 68%, to $4.3 million for the nine months ended September 30, 2024 from $2.6 million for nine months ended September 30, 2023. The increase was primarily the result of an increase in clinical trial expenses of approximately $0.9 million due to completion of our Phase 1 clinical trial in TH104 and an increase of $1.5 million in license fees. These increases were offset by a decrease of $0.5 million in pre-clinical expenses and a decrease of $0.1 million in stock-based compensation expense related to our research and development personnel.

General and Administrative Expenses

General and administrative expenses decreased by less than $0.1 million, or 2%, to $4.3 million for the nine months ended September 30, 2024 from $4.4 million for the nine months ended September 30, 2023. The change in general and administrative expenses was primarily due to a decrease of $0.4 million in investor relations, a decrease of $0.3 million in insurance, a decrease of $0.1 million in professional fees, and a decrease of $0.1 million in stock-based compensation expense related to our general and administrative personnel. These decreases were offset by an increase in wages of $0.7 million and an increase of $0.1 million in director remuneration.

Interest Expense

Interest expense decreased by $3,225, or 20%, to $12,926 for the nine months ended September 30, 2024 from $16,151 for the nine months ended September 30, 2023. The decrease in interest expense was primarily related to the decrease in D&O insurance premium financing liability.

Interest Income

Interest income increased by $127,338, or 134%, to $222,236 for the nine months ended September 30, 2024 from $94,898 for nine months ended September 30, 2023. The increase in interest income was primarily due to the increase in cash from the November 2023 Offering and the June 2024 PIPE Offering.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on the basis that we are a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2024, we incurred operating losses of approximately $8.6 million, expended approximately $7.9 million in cash in operating activities, and had an accumulated deficit of approximately $33.1 million as of September 30, 2024. We have financed our working capital requirements through September 30, 2024 primarily through the issuance of common stock in various public and private offerings. During the year ended December 31, 2023, we received gross proceeds of approximately $13.6 million through public offerings of our common stock in the May Offering and November Offering which generated net proceeds to us of approximately $2.1 million and $9.7 million, respectively. In addition, on June 7, 2024, we filed a Registration Statement on Form S-3 with the SEC using a “shelf” registration process pursuant to which, under an At the Market Offering Agreement (the “ATM Agreement”), we may sell, from time to time through the applicable sales manager, shares of common stock in one or more offerings up to a total dollar amount of $1.65 million. Further, on June 17, 2024, we entered into a securities purchase agreement with certain accredited investors as a part of the PIPE Offering, consisting of an offering of shares of our common stock and/or pre-funded warrants to acquire shares of our common stock and warrants to acquire shares of our common stock, with net proceeds of approximately $1.8 million. See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding these offerings.

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

Cash Flow Activities for the Nine Months Ended September 30, 2024 and 2023

The following table sets forth a summary of our cash flows for the periods presented.

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(7,868,344)	$(5,884,679)
Net cash provided by financing activities	1,707,229	2,063,206
Net decrease in cash	$(6,161,115)	$(3,821,473)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2024 was $7.9 million which consisted of net loss of $8.4 million and non-cash stock-based compensation of $0.5 million, offset by increases in prepaid and other current assets of $0.4 million and operating liabilities of $0.3 million.

Cash used in operating activities for the nine months ended September 30, 2023 was $5.9 million which consisted of net loss of $6.8 million and an increase of $0.1 million in prepaid expenses and other current assets, partially offset by non-cash stock-based compensation of $0.6 million, $0.3 million of non-cash stock issuance pursuant to a services agreement and an increase of $0.2 million in accounts payable.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $1.7 million. The net increase in financing activities was due to proceeds from the PIPE Offering of $2.1 million and insurance premium financing liability of $0.4 million, offset by payments of deferred offering costs of $0.5 million and repayments of insurance premium financing liability of $0.3 million.

Cash provided by financing activities for the nine months ended September 30, 2023 was $2.1 million. The net increase in financing activities was from net cash proceeds of $2.3 million from the issuance of our common stock in connection with a public offering and $0.7 million in proceeds received from insurance premium financing liability offset by deferred offering costs of $0.3 million and $0.6 million in repayments of insurance premium financing liability.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15© and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officer adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1* #	Patent License Agreement by and between the Company and Intract Pharma Limited dated September 11, 2024

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline XBRL included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

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

THARIMMUNE, INC.

Date: November 7, 2024	By:	/s/ Randy Milby
Randy Milby
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Thomas Hess
Thomas Hess
Chief Financial Officer
(Principal Financial and Accounting Officer)

