Form 10-K
period 2024-12-31
Tharimmune, Inc.
filed 2025-03-26
CIK 1861657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2024 was $1.7 million based upon the closing price of the registrant’s common stock of $1.53 on The Nasdaq Capital Market as of that date.

Number of common shares outstanding as of March 21, 2025 was 2,108,753.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We have a limited operating history, and we have not initiated, conducted or completed any clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

●	We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.

●	We will require substantial additional capital to finance our operations in the future. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to curtail, delay or discontinue one or more of development programs or future commercialization efforts.

●	Management has performed an analysis and concluded that there is a substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing on terms acceptable to us, if at all.

Risks Related to the Discovery and Development of Our Product Candidates

●	Our business depends on the successful clinical development, regulatory approval, and commercialization of our therapeutic compounds, including our lead asset TH104.

●	There are substantial risks inherent in drug development, and, as a result, we may not be able to successfully develop TH104, or other candidates in our pipeline

●	We depend on license agreements with partners, including Avior Bio, LLC, Intract Pharma, Ltd, Minotaur Therapeutics, Applied Biomedical Sciences Institute, and Enkefalos Biosciences and rely on the use of their patents and patent applications. Termination of these rights or the failure to comply with obligations under certain license agreements could materially harm our business and prevents us from developing our lead candidate, TH104, and other candidates in our pipeline.

●	We are substantially dependent on the success of our product candidates. If we are unable to complete development of, obtain approval for and commercialize our product candidates in a timely manner, our business may be harmed.

●	We expect that our operations and development of TH104 and pipeline candidates will require substantially more capital than we currently have, and we can not guarantee when or if we will be able to secure additional funding.

●	Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical trials including a hepatic impairment trial prior to a Phase 2 trial, including delays to clinical trials involving TH104 which are being planned in 2025, could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

●	The outcome of pre-clinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the U.S. Food and Drug Administration or other comparable foreign regulatory authorities.

●	If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.

●	We may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our candidates prove to be ineffective, unsafe or commercially unviable, our entire technology platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

●	Adverse side effects or other safety risks associated with our drug candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

●	Our products may never achieve market acceptance.

●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted.

Risks Related to Our Reliance on Third Parties

●	We rely on third parties to manufacture our product candidates and conduct our pre-clinical studies and clinical trials. If these third parties do not successfully perform their contractual and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.

●

We currently depend on sole source suppliers and manufacturers for certain ingredients, and the inability to obtain such ingredients as required could harm our business.

We anticipate relying on third-party Contract Research Organizations (“CROs”) and other third parties to conduct and oversee our clinical trials. If these third parties do not meet our requirements or otherwise conduct the trials as required, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, our product candidates.

We expect to rely on collaborations with third parties for the successful development and commercialization of our product candidates.

We anticipate relying completely on third-party contractors to supply, manufacture and distribute clinical drug supplies for our product candidates.

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

We may choose to discontinue developing or commercializing any of our product candidates, or may choose not to commercialize product candidates in approved indications, at any time during development or after approval, which could adversely affect us and our operations.

Our inability to successfully in-license, acquire, develop and market additional product candidates or approved products could impair our ability to grow our business.

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

ITEM 1. BUSINESS

Overview

Tharimmune is a clinical-stage biotechnology company developing therapeutic candidates in inflammatory and immunologic conditions with high unmet need. On November 3, 2023, we entered into a patent license agreement (the “Avior Patent License Agreement”) with Avior, Inc. d/b/a Avior Bio, LLC (“Avior”) pursuant to which we received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize TH104 and TH103 and to practice the Licensed Technology in connection with the foregoing, throughout the world, each as defined in the Avior Patent License Agreement. In February 2023, the U.S. Food and Drug Administration (“FDA”) approved an investigational new drug (“IND”) application for TH104.

TH104 is a proprietary transmucosal buccal film embedded with the active compound nalmefene onto a thin film which easily adheres inside of the mouth on the cheek and biodegrades within minutes. This provides key features making TH104 an ideal product candidate for multiple liver-related and other pruritogenic inflammatory conditions. The molecule has a dual mechanism of action affecting both the µ-opioid and kappa opioid receptors. These well-known opioid receptors when stimulated and/or inhibited by the body’s endogenous ligands have been shown to be involved in the body’s itch circuitry for certain conditions, including cholestatic or dysregulated bile acid-related liver conditions.

TH104 has a dual mechanism of action by affecting multiple receptors, known to suppress chronic, debilitating pruritus or “uncontrollable itching” With respect to TH104, we intend to first seek approval for the treatment of moderate-to-severe chronic pruritus in patients with primary biliary cholangitis (“PBC”), an orphan rare form of liver disease with no known cure in which more than 70% of patients suffer from debilitating chronic pruritus. A Phase 2 proof-of-concept (“POC”) trial with TH104 is ready to be initiated and the Company intends to conduct a hepatic impairment trial prior and expects to develop TH103 and potentially file an IND at some point in the future, depending on discussions with the FDA.

TH104, administered via a transmucosal buccal delivery system applied to the inside of the mouth by adhering to the cheek, is anticipated to demonstrate a favorable safety profile in a dedicated hepatic impairment study. This expectation is supported by data from nalmefene tablets (Selincro®), a product available in Europe and not in the United States with relevant pharmacokinetic considerations. Selincro studies, using a single 18.06 mg dose, revealed that patients with mild hepatic impairment experienced a 1.5-fold increase in exposure (AUC) and a 35% decrease in oral clearance compared to healthy subjects. In patients with moderate hepatic impairment, the impact was even more pronounced: exposure (AUC) increased 2.9-fold, Cmax increased 1.7-fold, and oral clearance was reduced by approximately 60%. Critically, despite these significant changes in exposure and clearance, no clinically relevant alterations were observed in either Cmax or the elimination half-life in either the mild or moderate hepatic impairment groups. This data provides a potential foundation for predicting TH104 behavior and we intend to acknowledge that pharmacokinetic data for nalmefene in patients with severe hepatic impairment is not yet available, and that there are existing contraindications and precautions. Therefore, while the nalmefene data suggests a reduced risk profile for TH104, we planto begin a hepatic impairment study in 2025 to fully evaluate the pharmacokinetic profile and safety in certain stages of liver impairment, beginning with mild and moderate, and potentially severe impairment prior to launching the phase 2 study to ensure we have potential suitable precautions in place if necessary.

On September 11, 2024, we entered into a Patent License Agreement (the “Intract Agreement”) with Intract Pharma Limited (“Intract”), pursuant to which, we exclusively licensed INT-023/TH023, an oral anti-Tumor Necrosis Factor-alpha (TNF-a) monoclonal antibody infliximab. Infliximab is a purified recombinant DNA-derived chimeric IgG monocloncal antibody protein that contains both murine and human components that inhibit tumor TNF-a. Under the terms of the Intract Agreement, we licensed global development and commercialization rights (outside of South Korea) to Intract’s Soteria® and Phloral® delivery platform along with an existing supply agreement for infliximab to be used in the oral product development program.

We are also developing an early-stage pipeline of novel therapeutic candidates targeting validated high value immuno-oncology (“IO”) targets including human epidermal growth factor (“EGF”) receptor 2 (“HER2”), human EGF receptor 3 (“HER3”) and programmed cell death protein (“PD-1”) and vascular endothelial growth factor (“VEGF”). We are developing antibodies including bispecific antibodies, antibody drug conjugates (“ADCs”) and small molecular weight bovine- derived “knob” domains which have the potential to target and bind more tightly to “undruggable” epitopes with conceivably improved characteristics compared to full sized antibodies. We are developing HS1940, a novel multispecific biologic targeting both PD-1 and VEGF. We are advancing HS3215, a bispecific against both HER2 and HER3 antibody which targets a novel “bridging epitope” encompassing multiple domains of the HER2 extracellular domain (“ECD”) as well as ligand-dependent and independent blocking of the ECD of HER3. HS1940

PD-1 is an immunosuppressive checkpoint and seen in macrophages, B lymphocytes, dendritic cells, monocytes, tumor-specific activated T cells, myeloid cells and natural killer cells in circumstances of chronic antigen contact. PD-L1 is one of the PD-1 ligands. PD-L1 expression has been shown to be a valuable biomarker for the prognosis and prediction of the sensitivity of PD-1/PD-L1 inhibitors. The expression of PD-L1 is mainly expressed in tumor cells, tumor-infiltrating cells and antigen-presenting cells in many cancers. Despite the noteworthy efficacy of PD-1/PD-L1 immune checkpoint inhibitors (“ICI”) in the treatment of tumors, some problems remain such as drug resistance and adverse events. Acquired drug resistance may present despite resuming or continuing treatment with anti-PD-1/PD-L1 immunotherapy. The presence of drug resistance significantly reduces the efficacy of anti-PD-1/PD-L1 immunotherapy. We believe exploring the mechanisms of PD-1/PD-L1 ICI resistance may assist with the discovery of new immunotherapeutic strategies to control disease progression and provide a more sustainable survival benefit for patients. As such, we aim to further improve on PD-1 as a breakthrough technology by developing, HS1940, a proprietary PD-1 Picobody with unique binding affinity differently than currently available PD-1 drugs. We believe this unique binding difference allows for novel therapeutic possibilities both as a stand-alone agent and in combination and that our tumor immunotherapy based on PD-1 inhibition may become a future strategy for human cancers.

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

The function of HER3 in tumor biology is multidimensional. Abundant HER3 expression is identified in various solid tumor types, with a proven role in disease progression. Overexpression of HER3 signaling is thought to be involved in resistance to other targeted therapies used for treating several cancers, including anti-EGFR therapies gefitinib and cetuximab. One of the many genomic changes known to be implicated in acquired resistance to anti-EGFR TKIs in patients with EGFR-mutated advanced non-small-cell lung cancer is HER3 up-regulation promulgated by osimertinib. Therefore, blocking HER3/EGFR dimerization complex is thought to prevent or slow down both acquired and primary resistance to EGFR inhibitors. We believe combining anti-HER2 with an anti-HER3 strategy as a bispecific multifunctional agent without a toxin (HS3215) as well as with a toxin (HS0059) could capitalize on some of the findings described in the literature to take advantage of precise tumor-killing through two important targets with different mechanisms of action.

Our Portfolio

We currently have an IND-approved transmucosal film product, TH104, a Phase 2 ready clinical candidate and an oral biologic as well as two bispecific biologics in pre-clinical development. The following table summarizes our development candidate pipeline:

Our Strategy

Our goal is to become a leading biotechnology company developing novel treatments in inflammatory and immunologic conditions with high unmet needs. Our business strategy comprises the following components:

1.	Develop TH104 as a transmucosal buccal film product for the treatment of chronic pruritus in PBC and other inflammatory diseases.

2.	Develop TH023 by optimizing the CMC pathway and planning a Phase 1 first-in-human clinical trial through feedback from a non-US regulatory authority
3.	Create a preclinical and clinical path forward for our early stage product candidate, HS1940, a novel PD-1/VEGF with binding differentiation compared to full length antibodies for IO vulnerable tumors.

4.	Hasten the discovery and development of next generation multi-specific (bi- and tri) antibodies with binding capabilities to novel epitopes of combinations of HER2, HER3, PD-1 and other validated targets with and without toxin delivery capacity to multiple high unmet need rare cancers.

5.	Pursue strategic collaboration opportunities to maximize the value of our pipeline to bring novel therapies to patients suffering from high unmet need conditions.

TH104 and moderate-to-severe chronic pruritus

According to the National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK), part of the National Institutes of Health, PBC, is a chronic disease in where the bile ducts in the liver eventually become dysfunctional and cause the buildup of bile which causes liver damage. The disease, believed to be an autoimmune condition, affects both men and women with a rate higher in women, estimated at 1 out of every 1,000 women over 40. Pruritus is one of the most common conditions associated with PBC affecting up to 75% of individuals at some point during their disease course. It has a negative impact on health-related quality of life with limited treatment options. In an on-line survey focusing on certain features of patients’ itch respondents described their itch as “bugs crawling” as well as more than 65% of participants reporting that the itch was worse at night, known as nocturnal pruritus.

Treatment Ladder for Pruritus in Primary Biliary Cholangitis

Source: Hegade VS, Bolier R, Oude Elferink RPJ, et. al. Frontline Gastroenterology 2016;7:158–166

ENBD, endobiliary nasal drainage; MARS, molecular adsorbent recirculating system; LT, liver transplantation

The current treatment ladder in pruritus for PBC shown above is the paradigm of therapy and if there is no response with one category of drugs, typically patients “move up” the ladder. A patient may need a combination of treatments to achieve and/or maintain symptom remission.

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

Sources: Moniaga CS, et. al. Plasma dynorphin A concentration reflects the degree of pruritus in CLD Acta Derm Venereol. 2019 Apr 1;99(4):442-443. doi: 10.2340/00015555-3139; Bergasa N et. al. Oral nalmefene therapy reduces scratching activity due to the pruritus of cholestasis: a controlled study J Am Acad Dermatol 1999;41:431-4

Previous data by Bergasa et. al, reported a study utilizing oral doses of nalmefene ranging from 40 to 240 mg twice-daily for 12 weeks in PBC patients. Eight patients who received at least 1 course of nalmefene were available for comparison with corresponding control data (a course of placebo and/or at baseline). Nalmefene therapy was associated with a 75% reduction in hourly scratching activity (P < .01). The study also achieved a decrease in the mean of a visual analogue score of the perception of pruritus in all 8 patients (mean decrease 77%, P < .01).

When the itch circuitry is imbalanced in diseased conditions, pharmacological intervention can help suppress this phenomenon which occurs in patients suffering from chronic pruritus. Nalmefene crosses into the circulation via a proprietary buccal delivery by adhering the drug-coated film inside the cheek where the film biodegrades in minutes and the drug is absorbed. The buccal delivery of the drug bypasses the liver’s first-pass metabolism thus creating high drug concentrations in the skin, an added benefit for treating conditions in which the liver may be impaired.

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

We launched a phase 1 pharmacokinetic trial for TH104 in early 2024 and completed the study with a topline readout in 2Q24. The clinical data package is strengthened by the phase 1 clinical trials previously conducted outside of the U.S., which showed reliable bioavailability of the active ingredient in TH104 via transmucosal film technology in healthy volunteers.

The Phase 1 trial was a single-dose, single-center, open-label, randomized 2-way crossover study comparing 16mg of TH104 with 1mg intravenous nalmefene administered under fasting conditions, with a 7-day washout period between doses. Twenty healthy subjects were enrolled to complete both doses of the crossover design. All 20 subjects completed TH104 buccal dosing, while 19 of 20 subjects also completed the intravenous dosing. The primary objective was to evaluate the absolute bioavailability of TH104, as well as to assess safety and tolerability.

Findings from the study indicate that the primary endpoint of the absolute bioavailability (F) of TH104, or fraction (or percentage) of the administered dose absorbed into the systemic circulation compared to an equivalent intravenous dose of nalmefene, was 0.459 (45.9%). The median time to maximum concentration (Cmax) of TH104 was 2.0 hours, with rising concentrations beginning within minutes of dosing. The mean half-life (T1/2) as measured in the blood of subjects was 14 hours after a single buccal administration of TH104, compared to 9 hours for the 1mg intravenous dose of nalmefene.

These data are consistent and within range of published findings of population PK data of nine Phase 1 studies of 243 subjects with extensive blood sampling.1. Furthermore, in the same analysis, receptor occupancy of oral dosing of nalmefene using a robust PK model for nalmefene was developed where a single 20mg dose showed μ-opioid receptor occupancy was simulated to be within or above 60-90% for up to 22-24 hours.

The Company believes PK results from this Phase 1 trial show proportional kinetics consistent with published findings of oral and intravenous formulations of nalmefene including F, Cmax, T1/2 and potential receptor occupancy time, suggest TH104 could be developed for once-daily dosing in a target population of moderate-to-severe chronic pruritus in PBC patients.

Based on the Phase 1 data, Type C meeting feedback from the U.S. Food and Drug Administration (FDA) was received and reported by the Company in June of 2024 for its planned Phase 2 clinical trial with TH104. The feedback received as Type C feedback from the FDA confirmed the Company’s plan to pursue a 505(b)(2) approval pathway for TH104, which permits inclusion of data from external studies when the active ingredient is already approved in the United States. The FDA also agreed that the nonclinical studies submitted to the FDA in advance of the meeting appear sufficient to support the proposed Phase 2 clinical trial. In addition, the FDA provided feedback on study design and certain recommendations regarding PBC patient inclusion, the primary endpoint to assess pruritus in these patients, and considerations for monitoring for adverse events in this patient population. Based on this interaction, we plan to conduct a hepatic impairment study in 2025 to fully evaluate the pharmacokinetic profile and safety in certain stages of liver impairment, beginning with mild and moderate, and potentially severe impairment. We also began some start up activities for the Phase 2 trial with TH104 in moderate-to-severe chronic pruritus in PBC patients in early 2025 and have incorporated feedback from the FDA into its clinical protocol. The Company also received positive feedback from a Scientific Advice meeting with the European Medicines Agency (EMA) that included guidance on the planned Phase 2 trial to advance TH104. The EMA interactions specifically focused on both the Phase 2 and Phase 3 clinical program of TH104. Overall, the Agency noted that using Article 10(3), hybrid application, is acceptable and could enable referring to non-clinical and some safety data from the approved products. Regarding non-clinical information provided, the Agency endorsed the strategy presented by the Company and noted that there is no need to conduct additional animal studies and considered human exposure to be adequate to move forward. The Agency found the design and main features of the proposed Phase 2 study overall acceptable with some comments which were addressed by the Company subsequently. The Agency also provided general guidance for the design of a future Phase 3 study.

According to the Centers for Disease control and Prevention Summary Health Statistics National Health Survey, more than 4 million patients suffer from liver disease in the U.S. and about 1.7 million suffer from pruritus, where PBC has the highest rate of prevalence. We believe TH104 may also be used for treating chronic pruritogenic conditions associated with cholestatic liver disease as well as other liver related and non-liver related diseases including fatty and alcoholic liver, non-alcoholic liver disease and certain types of hepatitis. Chronic pruritus is significant in liver diseases (40% chronic pruritus; 1.7 million patients affected) as well as chronic kidney diseases (24% chronic pruritus; 1.3 million patients affected), hemodialysis as well as atopic dermatitis (40% pruritus; 2.7 million patients affected).

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

Our Pipeline Candidates

TH104

TH104 is a product which has been developed by embedding drug onto a proprietary transmucosal buccal film which adheres to the inside of the mouth. TH104 has key features which we believe make it an ideal product candidate for multiple liver-related and other pruritogenic inflammatory conditions. The active molecule, nalmefene, has a dual mechanism of action by affecting both the µ-opioid receptor and the kappa opioid receptor as well as inhibiting IL-17 inflammatory cytokine expression. We intend to complete a phase 1 pharmacokinetic trial for TH104 in second quarter 2024 as well as a phase 2 proof-of-concept in PBC patients over approximately 12 months after aligning with FDA on trial design by late 2024/early 2025. We believe TH104 may also be used for treating chronic pruritogenic conditions associated with cholestatic liver disease as well as other liver related and non-liver related diseases including fatty and alcoholic liver, non-alcoholic liver disease and certain types of hepatitis. Chronic pruritus is significant in liver diseases as well as chronic kidney diseases, hemodialysis and atopic dermatitis.

TH023

INT-023/TH023, is an oral anti-tumor necrosis factor-alpha (TNF-α) monoclonal antibody, infliximab. The product uses Intract Pharma’s Soteria® and Phloral®delivery platform to deleiver infliximab as an oral product.

Infliximab is a purified, recombinant DNA-derived chimeric IgG monoclonal antibody protein that contains both murine and human components that inhibit TNF-α. Tumor necrosis factor-alpha is a signaling protein involved in acute phase reactions and systemic inflammation. Infliximab is sold by Janssen Biotech under the Remicade® brand for numerous indications including Crohn’s disease, ulcerative colitis, rheumatoid diseases and plaque psoriasis. Traditionally administered through intravenous infusions, oral delivery of antibodies such as infliximab is challenging due to the complexity of navigating such large molecules through the gastrointestinal tract. TH023 aims to overcome these challenges using Intract’s delivery platform, making it possible to administer infliximab in a pill form. TH023 enables the targeted delivery of infliximab directly to the colon or small intestine and the Company intends to pursue the CMC plan in 2025; subsequent to adequate formulation development analyses the Company intends to begin planning a human phase 1 trial to be conducted outside the United States as an initial proof-of-concept.

HS1940

Our early-stage lead product candidate, HS1940, is a proprietary IO biologic, in development targeting PD-1 and VEGF. On November 21, 2022, we entered into a research collaboration and product license agreement with Minotaur and a commercial license agreement with Taurus for use of certain technology, including OmniAb antibodies, to advance Picobodies against novel, unreachable and undruggable epitopes in high-value validated targets starting with PD-1. The research and collaboration agreement and product license agreement are for the development of proprietary targeted biologics, including TH 1940, against PD-1 and VEGF. It is anticipated that we will collaborate with Minotaur under the license from Taurus to discover, develop and advance biotherapeutics against high-value validated IO targets starting with PD-1. We extended this agreement in July of 2023 with an additional target (HER3) and an oncology target.

Picobodies are bovine-derived antibody “knob” domains comprised of cysteine-rich ultralong complementary determining region H3 sequences of 30-40 amino acids weighing ~3-4 KDa, which have the potential to access challenging undruggable epitopes better than full size antibodies can. By extending the half-life of knobs to create HS1940, we believe we can more efficiently target novel epitopes with greater binding affinity than approved anti-PD-1 antibodies. We further believe that the development of HS1940 is a step toward enabling us to enter the rapidly growing IO market with additional targets thereafter.

Source: Proceedings of the National Academy of Sciences of the United States of America “The smallest functional antibody fragment: Ultralong CDR H3 antibody knob regions potently neutralize SARS-CoV-2”

HS3215

HS3215, is an anti-HER2/HER3 bispecific antibody candidate. The ErbB or HER family of cell surface proteins are some of the most well-known and validated oncology drug targets including ErbB2 or HER2 and Erb3 or HER3. Our antibodies against HER2 and HER3 bind to different domains of the extracellular portion of the proteins or epitopes with trastuzumab primarily binding the ECD IV of HER2. HER2 is a validated tumor antigen for antibody drug conjugates to treat HER2 positive cancers with two approved antibodies, Roche/Genentech’s KADCYLA® and Daiichi Sankyo/AstraZeneca’s ENHERTU®. Areas of interest for the development of HS3215 are as a treatment of solid tumors in which HER2 is overexpressed including breast cancer, colorectal cancer, endometrial cancer and gastroesophageal cancer.

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

On July 5, 2023 (the “ABSI Effective Date”), we entered into a Research and Development Collaboration and License Agreement (the “ABSI Agreement”) with Applied Biomedical Science Institute (“ABSI”), pursuant to which ABSI granted us an exclusive royalty-bearing, sublicensable license to the ABSI Patents and a non-exclusive, royalty-bearing, sublicensable license to the ABSI Know-How to Exploit the ABSI Products for the treatment, diagnosis, prediction, detection or prevention of disease in humans and animals worldwide (the “Territory”). Pursuant to the ABSI Agreement, the parties shall form a committee to manage the preclinical, IND-enabling studies and such other activities as shall lead to the initiation of a Phase 1 clinical trial of the ABSI Product. The parties will collaborate on a Target-by-Target basis to identify and evaluate ABSI Products directed against such Target with a view to identifying or generating suitable Products for our Company to Exploit. “Target” means ErB2 (Her2) and ErB3. Upon completion of the Discovery Timeline for a Target, subject to the terms and conditions of ABSI Agreement, we shall exclusively own any ABSI Products against such Target. In the event the committee determines that the discovery activities are unsuccessful with respect to a Target, we may propose an additional target, which, upon approval by ABSI, shall replace a failed Target, each such capitalized term as defined in the BASI Agreement.

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

Our Other Product Candidates

HS0059, is a bispecific anti-HER2/anti-HER3 monoclonal ADC candidate. Research studies elucidating the biology of HER3 reveal that triggering of HER3 signaling stimulates tumor progression via augmentation of metastatic potential and induces treatment failure in human tumors. Mounting evidence supports HER3 as an important target and its activation is considered to be required to overcome therapeutic resistance, enhance efficacy, and increase patient survival. To date, to our knowledge, there is no FDA-approved HER3-targeted therapy for cancer treatment. Targeting both HER2 and HER3 with a blocking antibody is a strategy we intend to explore as we progress our pipeline.

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

Recent Developments

On June 17, 2024, we entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement (the “June PIPE Offering”), consisting of an offering of shares of our common stock and/or pre-funded warrants to acquire shares of our common stock and warrants to acquire shares of our common stock, with net proceeds of approximately $1.8 million. See Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding these offerings.

We signed a manufacturing agreement for clinical trial supply with regards to TH104 and the upcoming Phase 2 clinical trial on July 25, 2024 with a contract manufacturing organization located in North Carolina. The development work includes both TH104 active product and corresponding placebo batches expected to be released for clinical packaging by the end of the year.

On September 30, 2024, we entered into a nonbinding, exclusive letter of intent (the “LOI”) with Intract pursuant to which we will acquire all outstanding shares of common stock of the privately-held Intract for newly issued restricted common stock. Intract is a biopharmaceutical company incorporated in England and Wales developing disruptive delivery solutions for oral biologics. Under the terms of the LOI, following the execution of a definitive agreement and the closing of the merger, Intract shareholders will own 49% of the total equity in the combined entity, which will be named Tharimmune, Inc., with Intract becoming a wholly owned subsidiary. We believed the merger and business combination will form a best-in-class, transformative oral biologics company and the synergies between our clinical-stage assets and Intract’s delivery platform will drive pipeline growth. During the year ended December 31, 2024, we paid $0.3 million in fees pursuant to the LOI agreement prior to cancellation.

On November 30, 2024, the Company provided notice to Intract that it has terminated the non-binding, exclusive LOI to merge with Intract.

On December 5, 2024, we entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement (the “December PIPE Offering”), consisting of an offering of shares of our common stock and/or pre-funded warrants to acquire shares of our common stock and warrants to acquire shares of our common stock, with gross proceeds of approximately $2.02 million and net proceeds of approximately $1.83 million. See Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding these offerings.

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

Our patent portfolio includes 3 patent families with 2 issued U.S. patents and 14 pending applications related generally to treatment of pruritus. The claims of these patents and applications cover devices and their method of manufacture, as well as methods of treating. Specifically, our patent portfolio currently includes two issued U.S. patents, as well as a pending application in the U.S. and 13 pending applications abroad. Patent protection is expected to expire in 2039, absent any applicable patent term adjustments or extensions. We may file other patent applications in the future.

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

Minotaur Research and Collaboration Agreement and Taurus License Agreement

We entered into a research collaboration and product license agreement with Minotaur Therapeutics, Inc. (“Minotaur”) and a commercial license agreement with Taurus Biosciences, LLC (“Taurus”) for use of certain technology, including OmniAb antibodies, to advance Picobodies against novel, unreachable and undruggable epitopes in high-value validated targets starting with PD-1. The research and collaboration agreement and product license agreement are for the development of proprietary targeted biologics, including HS1940, against PD-1.

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

By combining non-proprietary half-life extending methods which are linked to a PD-1 Picobody™ to create HS1940, we believe we could more efficiently target novel epitopes with greater binding affinity than currently approved anti-PD-1 antibodies. We further believe that the development of HS1940 is a step toward enabling us to enter the rapidly growing immune-oncology market with additional targets thereafter.

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

Avior Patent License Agreement

On November 3, 2023 (the “Avior Effective Date”), we entered into the Avior Patent License Agreement with Avior pursuant to which we received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, develop, have developed, make, have made, use, sell, import, export and commercialize TH104 and TH103 and to practice the Licensed Technology in connection with the foregoing throughout the world. Pursuant to the Avior Patent License Agreement, we paid Avior an up front license fee of $400,000 within ten days of the Avior Effective Date and an additional mid-six digit license fee which shall be paid in four equal installments within ten days of the end of each fiscal quarter following the Avior Effective Date. In addition, we shall pay Avior a high single digit percentage of any upfront payments received by us as a result of the grant of any sublicenses with respect to TH104. We shall also pay Avior milestone payments in the aggregate amount of $24.25 million upon the occurrence of various development milestones (the “Development Milestone Payments”). Furthermore, we shall pay Avior certain fees based upon sales milestones. The payments for such sales milestones range from the low seven digits to the low eight digits with higher sales being subject to higher fees. Finally, we shall pay Avior royalties based on net sales. Such royalties range from low single digit percentages to mid-single digit percentages with higher sales being subject to lower percentages. The Avior Patent License Agreement shall expire upon the expiration of the final payment obligation due to Avior as set forth in such agreement. Upon the expiration of the Avior Patent License Agreement, we shall have a fully paid-up, irrevocable, freely transferable and sublicensable worldwide license to the Licensed Patent Rights and Licensed Technology to Develop, have Developed, make, have made, use, have used sell, offer for sale, have sold, import, have imported, export, have exported, commercialize or have commercialized any and all Licensed Products and to practice the Licensed Technology worldwide. Pursuant to the Avior Patent License Agreement, we may terminate the agreement at any time without cause, upon 30 days’ prior written notice to Avior along with payment of the next unpaid Development Milestone Payment, if any. Furthermore, either we or Avior may terminate the Avior Patent License Agreement (i) on written notice to the other party if the other party materially breaches any provision of the Avior Patent License Agreement and fails to cure such breach within 30 days after the breaching party receives written notice thereof or (ii) on written notice in the event that either party (A) becomes insolvent or admits its inability to pay its debts generally as they become due; (B) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully dismissed or vacated within 60 days; (C) is dissolved or liquidated or takes any corporate action for such purpose; (D) makes a general assignment for the benefit of creditors; or (E) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business. Upon termination of the Avior Patent License Agreement, the license granted pursuant to such agreement shall terminate and all rights in the Licensed Patent Rights and Licensed Products shall revert back to Avior.

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

Intract Patent License Agreement

On September 11, 2024 (the “Intract Effective Date”), we entered into a Patent License Agreement (the “Intract Agreement”) with Intract Pharma Limited, (“Intract”), pursuant to which the Company exclusively licensed INT-023/TH023, an oral anti-Tumor Necrosis Factor-alpha (TNF-α) monoclonal antibody infliximab. Under the terms of the Intract Agreement, we licensed global development and commercialization rights (outside of South Korea) to Intract’s Soteria® and Phloral® delivery platform along with an existing supply agreement for infliximab to be used in the oral product development program. Pursuant to the Intract Agreement, Intract recieved an upfront license fee of $400,000 and is eligible to receive additional payments upon an equity financing of the Company and for future development, regulatory and commercial milestones, as well as mid-single digit royalties based on net product sales. Under the terms of the Intract Agreement, we retain a right of first refusal to continue development and commercialization after a Phase 2 clinical trial and have the option to exercise the license to Intract’s platform for up to four additional targets. The term of the Intract Agreement expires upon the final payment obligation of the Company under the Intract Agreement. In addition, the Intract Agreement may be terminated by us at any time upon 90 days written notice to Intract. Either party may terminate the Intract Agreement if the other party materially breaches any provision of the Intract Agreement and fails to cure such breach within thirty (30) days after the breaching party receives written notice thereof. In addition, either party may terminate the Intract Agreement on written notice in the event that either party declare: (a) becomes insolvent or admits inability to pay its debts generally as they become due; (b) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully dismissed or vacated within sixty (60) days; (c) is dissolved or liquidated or takes any corporate action for such purpose; (d) makes a general assignment for the benefit of creditors; or (e) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business.

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

Employees

As of March 1, 2025, we employed 2 full-time employees and 1 part-time employee. We are not a party to any collective bargaining agreements, and we believe that we maintain good relations with our employees.

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

On May 22, 2024, we filed a Certificate of Amendment to our Certificate of Incorporation, as amended, with the Delaware Secretary of State to effectuate a 1-for-15 reverse stock split of our issued and outstanding shares of common stock. The reverse stock split became effective at 4:01 p.m. Eastern time on May 24, 2024. All share data, per share data, and related information contained in this Annual Report on Form 10-K has been retrospectively adjusted to reflect the effect of the reverse stock split.

As of December 31, 2024, the Company had one wholly-owned subsidiary, HB Pharma Corp.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2017, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Since our inception, we have spent the first three years developing and refining our technology, and since 2019, we have focused our efforts on advancing the development of our product candidate, HSB-1216, which we recently deprioritized, as well as HS3215, HS0059 and HS1940. In November 2023, we entered into the Avior Patent License Agreement for a clinical-stage asset, TH104, and TH103, a compound which we intend to potentially file an IND for.

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

We plan to initiate a hepatic impairment study in 2025 prior to starting the Phase 2 clinical trial in TH104. In addition, we intend to submit INDs to the FDA for our early-stage pre-clinical programs to gain approval to initiate clinical studies in 2025 for both HS3215 and HS1940; however, no assurance can be provided that our Phase 2 trial will be completed or that our INDs will be accepted by the FDA based on our anticipated timeline, if at all. Our early-stage programs are in pre-clinical discovery and research stages. As a result, we expect that it will take several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We have never been profitable and have incurred significant losses in each year since inception. For the years ended December 31, 2024 and 2023 we reported a net loss of $12.2 million and $9.3 million, respectively. As of December 31, 2024, we had an accumulated deficit of $36.9 million. We have funded our operations primarily with proceeds from the sale of our equity and debt securities.

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

We intend to advance TH104, a clinical stage asset, as well as our early-stage candidates, HS3215, HS0059 and HS1940, through development. Developing drugs is expensive and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates through clinical studies.

As of December 31, 2024, we had cash of $3.6 million; however, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds may present challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Our financial statements as of December 31, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Management has performed an analysis and concluded that there exists a substantial doubt about our ability to continue as a going concern. Separately, our independent registered public accounting firm included in its opinion for the year ended December 31, 2024 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, obtain government grants, reduce expenditures and generate significant revenue. Our financial statements as of December 31, 2024 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a goingconcern statement in the accompanying financial statement, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

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

Before obtaining marketing approval from the FDA for the sale of our product candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on pre-clinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our drug candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. In addition, we will need to initiate clinical trials for TH104. In addition, we will need to receive FDA clearance of our IND for HS3215, HS0059 and HS1940 before we can begin clinical trials and would require the same acceptance by the FDA prior to initiating any clinical trials in the United States for any of our other drug candidates. The FDA may require us to conduct additional pre-clinical studies for any drug candidate before it allows us to initiate clinical trials under any IND, which may lead to additional delays and increase the costs of our pre-clinical development programs.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the interim data from clinical trials related to TH104, or preclinical data for HS3215, HS0059 or HS1940. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

TH104, HS3215, HS0059 and HS1940 are novel product candidates, making it difficult to predict the time, cost and potential success of these product candidates. We have not yet been able to assess the safety and efficacy of any product candidates in humans. Our success depends on our ability to develop and commercialize product candidates. The novel nature of some of our technology makes it difficult to accurately predict the developmental challenges we may face for product candidates as they proceed through research, pre-clinical or greenhouse studies and clinical or field trials.

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

We currently source the active ingredient for HS1940, HS3215 and HS0059 from sole suppliers/manufacturers. In addition, we anticipate that we will also source the active ingredient in TH104 from a sole supplier/manufacturer. Although we believe that we can obtain the active ingredient for HS1940, HS3215, HS0059 and TH104 from other suppliers, supply shortages for these particular raw material may delay our clinical trials. If we are unable to procure the active ingredient for our product candidates as needed, our business may be harmed.

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

As of March 1, 2025, we had 2 full-time employees and 1 part-time employee. As our clinical development and commercialization plans and strategies develop, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:

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

Stockholders

As of March 20, 2025, there were 39 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

Tharimmune is a clinical-stage biotechnology company developing therapeutic candidates in immunology and inflammation with high unmet need. On November 3, 2023, we entered into a patent license agreement (the “Avior License Agreement”) with Avior Inc. d/b/a Avior Bio, LLC (“Avior”) pursuant to which we received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize TH104 and TH103 and to practice the Licensed Technology in connection with the foregoing, throughout the world, each as defined in the Avior License Agreement. In February 2023, the U.S. Food and Drug Administration (“FDA”) approved an investigational new drug (“IND”) application for TH104. TH104 has a dual mechanism of action by affecting multiple receptors, known to suppress chronic, debilitating pruritus or “uncontrollable itching.” With respect to TH104, we intend to first seek approval for the treatment of moderate-to-severe chronic pruritus in patients with primary biliary cholangitis (“PBC”), an orphan rare form of liver disease with no known cure in which more than 70% of patients suffer from debilitating chronic pruritic. We expect to obtain topline data from a Phase 2 trial in TH104 in Q4 2025 and with respect to TH103, we intend to develop the product candidate and potentially file an IND.

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

We are also developing an early-stage pipeline of novel therapeutic candidates targeting validated high value immuno-oncology (“IO”) targets including human epidermal growth factor (“EGF”) receptor 2 (“HER2”), human EGF receptor 3 (“HER3”) and programmed cell death protein 1 (“PD-1”). We are developing antibodies including bispecific antibodies, antibody drug conjugates (“ADCs”) and small molecular weight bovine-derived Picobodies™ or antibody “knob” domains which have the potential to target and bind more tightly to “undruggable” epitopes better than full sized antibodies. We are advancing HS3215, a bispecific against both HER2 and HER3 antibody which targets a novel “bridging epitope” encompassing multiple domains of the HER2 extracellular domain (“ECD”) as well as ligand-dependent and independent blocking of the ECD of HER3 into IND-enabling studies in 2025. In addition, we anticipate that HS0059, a HER2/HER3 bispecific ADC (“bsADC”), and HS1940, a PD-1 Picobody, will progress to enter IND-enabling studies in 2025.

The critical components of our business strategy to achieve our goals include:

●	Develop TH104 as a transmucosal buccal film product for the treatment of moderate-to-severe chronic pruritus in PBC and other inflammatory diseases;

●	Develop TH023 by obtaining regulatory authorization to initiate a first-in-human bioavailability clinical trial and pursue an IND through the US FDA;

●	Create a preclinical and clinical path forward for, HS1940, a unique PD-1 knob-domain antibody fragment with unique binding differentiation compared to full length antibodies for IO vulnerable tumors;

●	Continue to advance pre-clinical candidate selection activities against HER2/HER3 receptors with various antibody formats, including HS3215 designed for multiple solid tumor types;

●	Effectively create a strategy to develop HS0059 as a bispecific ADC specifically targeted to both HER2 and HER3 receptors in high unmet need standard-of-care resistant tumors with a high capacity to metastasize;

●	Hasten the discovery of next generation multi-specific (bi- and tri) antibodies with binding capabilities to novel epitopes of combinations of HER2, HER3, PD-1, PD-L1, TROP2 with and without toxin delivery capacity to multiple high unmet need rare cancers and other validated immunology and metabolic targets, including glucose-dependent insulinotropic peptide (GIP);

●	Pursue strategic collaboration opportunities including potential M & A transactions to maximize the value of our pipeline to bring novel therapies to patients suffering from high unmet need conditions

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

Avior Patent License Agreement

On November 3, 2023 (the “Avior Effective Date”), we entered into the Avior Patent License Agreement with Avior pursuant to which we received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, develop, have developed, make, have made, use, sell, import, export and commercialize TH104 and TH103 and to practice the Licensed Technology in connection with the foregoing, throughout the world. Pursuant to the Avior Patent License Agreement, we paid Avior an up front license fee of $400,000 within ten days of the Avior Effective Date and an additional mid-six digit license fee which shall be paid in four equal installments within ten days of the end of each fiscal quarter following the Avior Effective Date. In addition, we shall pay Avior a high single digit percentage of any upfront payments received by us as a result of the grant of any sublicenses with respect to TH104. We shall also pay Avior milestone payments in the aggregate amount of $24.25 million upon the occurrence of various development milestones (the “Development Milestone Payments”). Furthermore, we shall pay Avior certain fees based upon sales milestones. The payments for such sales milestones range from the low seven digits to the low eight digits with higher sales being subject to higher fees. Finally, we shall pay Avior royalties based on net sales. Such royalties range from low single digit percentages to mid-single digit percentages with higher sales being subject to lower percentages. The Avior Patent License Agreement shall expire upon the expiration of the final payment obligation due to Avior as set forth in such agreement. Upon the expiration of the Avior Patent License Agreement, we shall have a fully paid-up, irrevocable, freely transferable and sublicensable worldwide license to the Licensed Patent Rights and Licensed Technology to Develop, have Developed, make, have made, use, have used sell, offer for sale, have sold, import, have imported, export, have exported, commercialize or have commercialized any and all Licensed Products and to practice the Licensed Technology worldwide. Pursuant to the Avior Patent License Agreement, we may terminate the agreement at any time without cause, upon 30 days’ prior written notice to Avior along with payment of the next unpaid Development Milestone Payment, if any. Furthermore, either we or Avior may terminate the Avior Patent License Agreement (i) on written notice to the other party if the other party materially breaches any provision of the Avior Patent License Agreement and fails to cure such breach within 30 days after the breaching party receives written notice thereof or (ii) on written notice in the event that either party (A) becomes insolvent or admits its inability to pay its debts generally as they become due; (B) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully dismissed or vacated within 60 days; (C) is dissolved or liquidated or takes any corporate action for such purpose; (D) makes a general assignment for the benefit of creditors; or (E) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business. Upon termination of the Avior Patent License Agreement, the license granted pursuant to such agreement shall terminate and all rights in the Licensed Patent Rights and Licensed Products shall revert back to Avior.

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

Intract Patent License Agreement

On September 11, 2024 (the “Intract Effective Date”), we entered into a Patent License Agreement (the “Intract Agreement”) with Intract Pharma Limited, (“Intract”), pursuant to which the Company exclusively licensed INT-023/TH023, an oral anti-Tumor Necrosis Factor-alpha (TNF-α) monoclonal antibody infliximab. Under the terms of the Intract Agreement, we licensed global development and commercialization rights (outside of South Korea) to Intract’s Soteria® and Phloral® delivery platform along with an existing supply agreement for infliximab to be used in the oral product development program. Pursuant to the Intract Agreement, Intract recieved an upfront license fee of $400,000 and is eligible to receive additional payments upon an equity financing of the Company and for future development, regulatory and commercial milestones, as well as mid-single digit royalties based on net product sales. Under the terms of the Intract Agreement, we retain a right of first refusal to continue development and commercialization after a Phase 2 clinical trial and have the option to exercise the license to Intract’s platform for up to four additional targets. The term of the Intract Agreement expires upon the final payment obligation of the Company under the Intract Agreement. In addition, the Intract Agreement may be terminated by us at any time upon 90 days written notice to Intract. Either party may terminate the Intract Agreement if the other party materially breaches any provision of the Intract Agreement and fails to cure such breach within thirty (30) days after the breaching party receives written notice thereof. In addition, either party may terminate the Intract Agreement on written notice in the event that either party declare: (a) becomes insolvent or admits inability to pay its debts generally as they become due; (b) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully dismissed or vacated within sixty (60) days; (c) is dissolved or liquidated or takes any corporate action for such purpose; (d) makes a general assignment for the benefit of creditors; or (e) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business.

Recent Developments

On June 7, 2024, we entered into an at-the-market offering agreement (the “ATM Agreement”) with Rodman & Renshaw LLC (the “ATM Sales Manager”) under which we may sell, from time to time through the ATM Sales Manager, shares of common stock in one or more offerings up to a total dollar amount of $1.65 million. Sales of shares of our common stock through the ATM Sales Manager, if any, will be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including without limitation sales made directly on the Nasdaq Stock Market LLC or any other existing trading market for the common shares. Our common stock is being offered and sold pursuant to the effective shelf registration statement on Form S-3 and an accompanying prospectus declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2023, and pursuant to a prospectus supplement dated June 7, 2024.

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

On June 17, 2024, we reported positive Type C meeting feedback from the U.S. Food and Drug Administration (FDA) for our Phase 2 clinical trial with TH104, confirming our plan to pursue a 505(b)(2) approval pathway, which permits inclusion of data from external studies when the active ingredient is already approved in the United States. The FDA also agreed that the nonclinical studies submitted to the FDA in advance of the meeting appear sufficient to support the proposed Phase 2 clinical trial. In addition, the FDA provided feedback on study design and certain recommendations regarding PBC patient inclusion, the primary endpoint to assess pruritus in these patients, and considerations for monitoring for adverse events in this patient population. Based on this interaction, in early 2025, we began start up activities in preparation for the Phase 2 trial with TH104 in moderate-to-severe chronic pruritus in PBC patients. We plan to plan to initiate a hepatic impairment study prior to launching the Phase 2 study.

On June 7, 2024, we entered into an at-the-market offering agreement (the “ATM Agreement”) with Rodman & Renshaw LLC (the “Manager”), pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $1,650,000 through the Manager. Any shares sold under the ATM Agreement will be issued pursuant to our effective shelf registration statement on Form S-3 and the related prospectus supplement. We will pay the Manager a commission of 3.0% of the aggregate gross proceeds from the sales of shares of our common stock sold through the Manager pursuant to the ATM Agreement. During the year ended December 31, 2024, we raised gross proceeds of $83,568 pursuant to the ATM Agreement from the sale of 40,000 shares of our common stock at an average price of $2.0892 per share (the “ATM Sale”). The net proceeds from the ATM Sale during the year ended December 31, 2024 were $73,189, after deducting sales agent commissions of $2,507 and other fees of $7,992.

On June 21, 2024, we closed a private placement offering (the “June 2024 PIPE Offering”) with certain accredited investors of $2.08 million of our securities consisting of shares of our common stock and/or pre-funded warrants to acquire shares of our common stock and warrants to acquire shares of our common stock. Net proceeds from the June 2024 PIPE Offering were approximately $1.8 million.

We signed a development agreement for TH1014 Phase 2A clinical trial manufacturing on July 25, 2024. In the study, our CMO will manufacture four increasing strengths of TH104 active material and their corresponding placebos. The manufacturing operation is a 5-month program, where each of the strengths will be released for clinical packaging by the end of the year. We are pleased to state that the developmental activities are on track and within budget. Updates to the developmental activities are provided biweekly, and we currently see no risks to the timely completion of the activities and procurement of the clinical trial materials in the proposed timeframe.

On December 9, 2024, we closed a private placement offering (the “December 2024 PIPE Offering”) with certain accredited investors of $2.02 million of our securities consisting of shares of our common stock and/or pre-funded warrants to acquire shares of our common stock and warrants to acquire shares of our common stock. Net proceeds from the December 2024 PIPE Offering were approximately $1.8 million.

Components of Results of Operations

Revenue

We have not recognized revenue since inception or for the years ended December 31, 2024 and 2023.

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

We have incurred research and development expenses related to the development of HSB-1216, which has been deprioritized. We expect that our research and development expenses will increase as we plan for and commence our clinical trials of HS3215 and HS1940.

We cannot determine with certainty the duration and costs of future clinical trials of our product candidates, HS3215 and HS1940, or any other product candidates we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our current and future product candidates will depend on a variety of factors, including:

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth key components of our results of operations for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023	Change

Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$6,392,097	$3,559,635	$2,832,462
General and administrative	6,041,695	5,895,585	146,110
Total operating expenses	12,433,792	9,455,220	2,978,572
Other income (expense):
Interest expense	(13,684)	(16,505)	2,821
Interest income	249,908	152,631	97,277
Total other income (expense)	236,224	136,126	100,098
Net loss	$(12,197,568)	$(9,319,094)	$(2,878,474)

Research and Development Expenses

Research and development expenses increased by $2.8 million, or 80%, to $6.4 million for the year ended December 31, 2024 from $3.6 million for year ended December 31, 2023. The increase was primarily the result of an increase in clinical trial expenses of approximately $1.6 million due to completion of our Phase 1 clinical trial and start-up costs related to our Phase 2 clinical trial in TH104, an increase of $1.8 million in license fees, and an increase of $0.2 million in regulatory fees. These increases were offset by a decrease of $0.7 million in pre-clinical vendor expenses and a decrease of $0.1 million in stock-based compensation expense related to our research and development personnel.

General and Administrative Expenses

General and administrative expenses increased by $0.1 million, or 2%, to $6.0 million for the year ended December 31, 2024 from $5.9 million for the year ended December 31, 2023. The change in general and administrative expenses was primarily due to a decrease of $0.2 million in investor relations, a decrease of $0.4 million in insurance, and a decrease of $0.1 million in stock-based compensation expense related to our general and administrative personnel. These decreases were offset by an increase in wages of $0.4 million, an increase in $0.1 million in general corporate, and an increase of $0.1 million in director remuneration.

Interest Expense

Interest expense decreased by $2,821, or 17%, to $13,684 for the year ended December 31, 2024 from $16,505 for the year ended December 31, 2023. The decrease in interest expense was primarily related to the decrease in D&O insurance premium financing liability.

Interest Income

Interest income increased by $97,277, or 64%, to $249,908 for the year ended December 31, 2024 from $152,631 for year ended December 31, 2023. The increase in interest income was primarily due to the increase in cash from the June 2024 and December 2024 PIPE Offerings as well as a higher balance toward the end of 2023 which existed for most of 2024

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended December 31, 2024, we incurred operating losses in the amount of approximately $12.4 million, expended approximately $10.9 million in net cash used in operating activities, and had an accumulated deficit of approximately $36.9 million as of December 31, 2024. Through December 31, 2024, we have primarily financed our operations through public and private offerings of our equity securities. We received net proceeds from our initial public offering (“IPO”) on January 14, 2022 of approximately $12.5 million. Additionally, we closed the May 2023 Offering and November 2023 Offering, public offerings with net proceeds of approximately $2.1 million and $8.7 million, respectively.

During the year ended December 31, 2024, we raised gross proceeds of $83,688 pursuant to the ATM Agreement from the sale of 40,000 shares of our common stock at an average price of $2.0892 per share. The net proceeds from the ATM Sale during the year ended December 31, 2024 were $73,189, after deducting sales agent commissions of $2,507 and other fees of $7,992.

Further, on June 17, 2024 and December 9, 2024, we closed private placement offerings (the “June 2024 PIPE Offering” and “December 2024 PIPE Offering”) with certain accredited investors, consisting of offerings of shares of our common stock and/or pre-funded warrants to acquire shares of our common stock and warrants to acquire shares of our common stock, with combined net proceeds of approximately $3.6 million. The shares of our common stock began trading on The Nasdaq Capital Market on January 12, 2022 under the ticker symbol “HILS” and effective as of September 25, 2023, are traded under the ticker symbol “THAR.”

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

Cash Flow Activities for the Years Ended December 31, 2024 and 2023

The following table sets forth a summary of our cash flows for the periods presented.

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(10,901,991)	$(7,300,106)
Net cash provided by financing activities	3,526,000	11,724,924
Net (decrease) increase in cash	$(7,375,991)	$4,424,818

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2024 was $10.9 million which consisted of net loss of $12.2 million, partially offset by non-cash stock-based compensation of approximately $0.7 million, non-cash stock issuance pursuant to a services agreement of less than $0.1 million, and net changes in operating assets and liabilities of approximately $0.6 million.

Cash used in operating activities for the year ended December 31, 2023 was $7.3 million which consisted of net loss of $9.3 million, partially offset by non-cash stock-based compensation of approximately $0.8 million, non-cash stock issuance pursuant to a services agreement of approximately $0.4 million, and net changes in operating assets and liabilities of approximately $0.8 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2024 was $3.5 million. The net increase in financing activities was due to proceeds from the PIPE Offerings of $4.1 million, proceeds from the ATM Sale of $0.1 million and insurance premium financing liability of $0.4 million, offset by payments of deferred offering costs of $0.7 million and repayments of insurance premium financing liability of $0.4 million.

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

Reverse Stock Split

On May 24, 2024, the Company effectuated an additional reverse split of shares of its common stock at a ratio of 1-for-15 pursuant to an amendment to the Company’s Certificate of Incorporation, as amended, filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. The par value of the Company’s common stock was not adjusted as a result of the reverse split. All issued and outstanding common stock share and per share amounts contained in the accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse split for all periods presented.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THARIMMUNE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tharimmune, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tharimmune, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2023.

/s/ Rosenberg Rich Baker Berman P.A.

Somerset, New Jersey

March 25, 2025

THARIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS

Current assets
Cash	$3,559,361	$10,935,352
Prepaid expenses and other current assets	45,263	11,041
Deferred offering costs	117,000	-

Total current assets	3,721,624	10,946,393

Total assets	$3,721,624	$10,946,393

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,089,666	$908,577
Accrued expenses	1,324,316	906,469

Total current liabilities	2,413,982	1,815,046

Total liabilities	2,413,982	1,815,046

Commitments and contingencies (see Note 6)

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 1,973,999 shares and 884,720 shares issued and 1,973,753 shares and 884,474 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	198	89
Additional paid-in capital	38,278,503	33,904,749
Accumulated deficit	(36,901,094)	(24,703,526)
Treasury stock, at cost, 246 shares held in treasury as of December 31, 2024 and 2023	(69,965)	(69,965)

Total stockholders’ equity	1,307,642	9,131,347

Total liabilities and stockholders’ equity	$3,721,624	$10,946,393

The accompanying notes are an integral part of these consolidated financial statements.

THARIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023

Operating expenses
Research and development	$6,392,097	$3,559,635
General and administrative	6,041,695	5,895,585

Total operating expenses	12,433,792	9,455,220

Loss from operations	(12,433,792)	(9,455,220)

Other income (expense)
Interest expense	(13,684)	(16,505)
Interest income	249,908	152,631

Total other income (expense), net	236,224	136,126

Net loss	$(12,197,568)	$(9,319,094)

Net loss per share:
Basic and diluted	$(9.41)	$(107.02)

Weighted average number of common shares outstanding:
Basic and diluted	1,296,290	87,079

The accompanying notes are an integral part of these consolidated financial statements.

THARIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Total

Balance, December 31, 2022	31,001	$3	$20,998,049	$(15,384,432)	246	$(69,965)	$5,543,655

Stock issuance pursuant to services agreement	1,861	-	350,000	-	-	-	350,000

Public offering, net of issuance costs	135,801	14	11,715,735	-	-	-	11,715,749

Exercise of pre-funded warrants	614,280	62	9,113	-	-	-	9,175

Reverse stock-split adjustments	101,777	10	(10)	-	-	-	-

Net loss	-	-	-	(9,319,094)	-	-	(9,319,094)

Stock based compensation	-	-	831,862	-	-	-	831,862

Balance, December 31, 2023	884,720	89	33,904,749	(24,703,526)	246	(69,965)	9,131,347

Stock issuance pursuant to services agreement	3,334	1	20,549	-	-	-	20,550

Private investments in public equity offering, net of issuance costs	677,581	68	3,642,193	-	-	-	3,642,261

At-the-market offering, net of issuance costs	40,000	4	73,185	-	-	-	73,189

Issuance costs related to Form S-3 Registration Statement	-	-	(72,450)	-	-	-	(72,450)

Cashless exercise of pre-funded warrants, net of cancellation	368,364	36	(36)	-	-	-	-

Net loss	-	-	-	(12,197,568)	-	-	(12,197,568)

Stock based compensation	-	-	710,313	-	-	-	710,313

Balance, December 31, 2024	1,973,999	$198	$38,278,503	$(36,901,094)	246	$(69,965)	$1,307,642

The accompanying notes are an integral part of these consolidated financial statements.

THARIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(12,197,568)	$(9,319,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	710,313	831,862
Stock issuance pursuant to services agreement	20,550	350,000
Increase in operating assets:
Prepaid expenses and other current assets	(34,222)	167,053
Increase (decrease) in operating liabilities:
Accounts payable	181,089	(45,928)
Accrued expenses	417,847	716,001
Net cash used in operating activities	(10,901,991)	(7,300,106)

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock upon private investment in public equity offerings	4,104,161	-
Proceeds from issuance of common stock upon at-the-market offering	83,568	-
Proceeds from issuance of common stock upon public offering, net of underwriting discounts and issuance costs	-	12,234,929
Payment of deferred offering costs	(661,729)	(519,180)
Exercise of pre-funded warrants	-	9,175
Proceeds from insurance premium financing liability	393,960	716,775
Repayment of insurance premium financing liability	(393,960)	(716,775)

Net cash provided by financing activities	3,526,000	11,724,924

Net (decrease) increase in cash	(7,375,991)	4,424,818

Cash, beginning of period	10,935,352	6,510,534

Cash, end of period	$3,559,361	$10,935,352

Cash paid for interest expense	$13,684	$16,505

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for prepaid marketing and investor related consulting services	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

THARIMMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Liquidity

Nature of Operations

Tharimmune, Inc. (formerly, Hillstream BioPharma, Inc.) (“Tharimmune” or the “Company”) was incorporated on March 28, 2017, as a Delaware C-corporation. At December 31, 2024, Tharimmune had one wholly-owned subsidiary: Hillstream Oncology, Inc. (“Hillstream Oncology”), formerly, HB Pharma Corp.

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

The Company is also developing an early-stage pipeline of novel therapeutic candidates targeting validated high value immuno-oncology (“IO”) targets including human epidermal growth factor (“EGF”) receptor 2 (“HER2”), human EGF receptor 3 (“HER3”) and programmed cell death protein 1 (“PD-1”). The Company is developing antibodies including bispecific antibodies, antibody drug conjugates (“ADCs”) and small molecular weight bovine-derived Picobodies™ or antibody “knob” domains which have the potential to target and bind more tightly to “undruggable” epitopes better than full sized antibodies. The Company is advancing HS3215, a bispecific against both HER2 and HER3 antibody which targets a novel “bridging epitope” encompassing multiple domains of the HER2 extracellular domain (“ECD”) as well as ligand-dependent and independent blocking of the ECD of HER3 into IND-enabling studies in 2024. In addition, the Company anticipates that HS0059, a HER2/HER3 bispecific ADC (“bsADC”), and TH1940, a PD-1 Picobody, will progress to enter IND-enabling studies in 2025.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended December 31, 2024, the Company incurred operating losses in the amount of approximately $12.4 million, expended approximately $10.9 million in net cash used in operating activities, and had an accumulated deficit of approximately $36.9 million as of December 31, 2024. Through December 31, 2024, the Company has primarily financed its operations through public and private offerings of its equity securities. The Company received net proceeds from its initial public offering (“IPO”) on January 14, 2022 of approximately $12.5 million. Additionally, the Company received net proceeds of approximately $2.1 million from a public offering (the “May 2023 Offering”) of its common stock on May 2, 2023. The Company closed an additional public offering (the “November 2023 Offering”) of its common stock on November 30, 2023 with net proceeds of approximately $8.7 million.

In addition, on June 7, 2024, the Company filed a Registration Statement on Form S-3 with the SEC using a “shelf” registration process pursuant to which, under an at-the-market offering agreement (the “ATM Agreement”), the Company may sell, from time to time through the applicable sales manager, shares of common stock in one or more offerings up to a total dollar amount of $1.65 million. Under the ATM Agreement, the Company sold 40,000 shares of it’s common stock for gross proceeds of $83,688 (the “ATM Sale”). Net proceeds from the ATM Sale after deducting commissions of $2,507 and other fees of $7,992 were $73,189.

Further, on June 17, 2024 and December 9, 2024, the Company closed private placement offerings (the “June 2024 PIPE Offering” and “December 2024 PIPE Offering”) with certain accredited investors, of shares of the Company’s common stock and/or pre-funded warrants to acquire shares of the Company’s common stock and warrants to acquire shares of the Company’s common stock, with combined net proceeds to the Company of approximately $3.6 million. See Note 3 to the consolidated financial statements for details regarding the various offerings. The shares of the Company’s common stock began trading on The Nasdaq Capital Market on January 12, 2022 under the ticker symbol “HILS” and effective as of September 25, 2023, are traded under the ticker symbol “THAR.”

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

Reverse Stock Splits

On November 17, 2023, the Company effectuated a reverse split of shares of its common stock at a ratio of 1-for-25 pursuant to an amendment to the Company’s Certificate of Incorporation, as amended, filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. On May 24, 2024, the Company effectuated an additional reverse split of shares of its common stock at a ratio of 1-for-15 pursuant to an amendment to the Company’s Certificate of Incorporation, as amended, filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. The par value of the Company’s common stock was not adjusted as a result of either reverse split. All issued and outstanding common stock share and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect these reverse splits for all periods presented.

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

Deferred Offering Costs

Deferred offering costs consists primarily of legal, accounting, underwriters’ fees, printing, and filing fees that are incurred prior to an offering of the Company’s common stock and are initially capitalized and then subsequently reclassified to additional paid-in capital upon completion of the offering. If an offering is not completed, any associated offering costs will be expensed immediately upon termination of the offering. At December 31, 2024, there are $117,000 in deferred offering costs associated with the ATM Agreement.

Insurance Premium Financing Liability

In January 2023, the Company entered into an insurance premium financing agreement for $955,700, with a term of nine months and an annual interest rate of 5.25%. The Company made a down payment of $238,925 and was required to make monthly principal and interest payments of $81,394 over the term of the agreement, which was repaid in full in October 2023.

In January 2024, the Company entered into an insurance premium financing agreement for $492,450, with a term of 10 months and an annual interest rate of 7.5%. The Company made a down payment of $98,490 and is required to make monthly principal and interest payments of $40,763 over the term of the agreement, which was repaid in full in November 2024.

Retirement Plan

The Company has a 401(k) defined contribution plan which covers all employees that meet the plan’s eligibility requirements. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company makes a discretionary match which is currently equal to 3% of employee contributions. Total company contributions to the plan were $6,793 and $19,336 for the years ended December 31, 2024 and 2023, respectively.

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

The Company follows the guidance in FASB ASC Subtopic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more-likely-than-not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. At December 31, 2024 and 2023, the Company had no unrecognized uncertain income tax positions, and therefore no amounts have been recognized in the consolidated financial statements.

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

Potentially dilutive securities not included in the computation of loss per share for the years ended December 31, 2024 and 2023 included options to purchase 108,955 and 6,102 shares of common stock, respectively. Other potentially dilutive securities not included in the computation of loss per share for the years ended December 31, 2024 and 2023 included warrants to purchase 500 shares of the Company’s common stock related to the IPO and warrants to purchase an additional 424 and 20,000 shares of the Company’s common stock issued in the May 2023 and November 2023 Offerings, respectively, warrants to purchase an additional 480,721 shares and 329,771 shares of the Company’s common stock issued in the December 2024 and June 2024 PIPE Offerings, respectively, and warrants to purchase 19,786 shares of the Company’s common stock issued to the placement agents in the June 2024 PIPE Offering. All common share amounts as of December 31, 2024 and 2023 and per share amounts for the years ended December 31, 2024 and 2023 have been retroactively adjusted to reflect a 1-for-25 reverse stock split of the Company’s common stock effectuated on November 17, 2023 and a 1-for-15 reverse stock split of the Company’s common stock effectuated on May 24, 2024.

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

On July 26, 2023, pursuant to the research and development collaboration and license agreement with Applied Biomedical Science Institute (“ABSI”), further described in Note 5 to the consolidated financial statements, the Company issued 1,674 shares of its common stock with a per share value of $149.34, representing total compensation expense of $250,000 (as calculated based on the trailing 10-day average closing value of the Company’s common stock prior to the agreement date).

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

On June 7, 2024, the Company entered into the ATM Agreement with Rodman & Renshaw LLC (the “ATM Sales Manager”) under which the Company may sell, from time to time through the ATM Sales Manager, shares of common stock in one or more offerings up to a total dollar amount of $1.65 million. Sales of shares of the Company’s common stock through the ATM Sales Manager, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including without limitation sales made directly on the Nasdaq Stock Market LLC or any other existing trading market for the common shares. The Company’s common stock is being offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 and an accompanying prospectus declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2023, and pursuant to a prospectus supplement dated June 7, 2024.

On June 21, 2024, the Company closed a private placement offering with certain accredited investors of $2.08 million of the Company’s securities consisting of shares of the Company’s common stock and/or pre-funded warrants to acquire shares of the Company’s common stock and warrants to acquire shares of the Company’s common stock. Pursuant to the June 2024 PIPE Offering, the Company issued 207,292 shares of its common stock at an offering price of $3.16 per share, pre-funded warrants to purchase up to 452,253 shares of the Company’s common stock (the “June 2024 Pre-Funded Warrants”), exercisable at $0.001 per share, and warrants to purchase up to 329,771 shares of the Company’s common stock, exercisable at $3.09 (the “June 2024 PIPE Warrants”). Net proceeds to the Company from the PIPE Offering were approximately $1.8 million, after a deduction of approximately $268,000 in offering costs. In addition, the Company issued placement agent warrants to purchase up to 19,786 shares of the Company’s common stock, exercisable at $3.09 per share (the “June 2024 Placement Agent Warrants”).

On December 9, 2024, the Company closed an additional private placement offering with certain accredited investors of $2.02 million of the Company’s securities consisting of shares of the Company’s common stock and/or pre-funded warrants to acquire shares of the Company’s common stock and warrants to acquire shares of the Company’s common stock. Pursuant to the December 2024 PIPE Offering, the Company issued 470,289 shares of its common stock at an offering price of $2.101 per share, pre-funded warrants to purchase up to 491,157 shares of the Company’s common stock (the “December 2024 Pre-Funded Warrants”), exercisable at $0.001 per share, and warrants to purchase up to 480,721 shares of the Company’s common stock, exercisable at $2.031 (the “December 2024 PIPE Warrants”). Net proceeds to the Company from the PIPE Offering were approximately $1.8 million, after a deduction of approximately $0.2 million in offering costs.

On December 20, 2024, the Company sold 40,000 shares of its common stock under the ATM Agreement at an offering price of $2.0892 per share (the “ATM Sale”). Net proceeds from the ATM Sale were $73,189, after deducting fees and other offering costs.

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

The Company has granted options to acquire 255 shares of common stock at $4,950 per share under the 2017 Plan, and 6 options to acquire shares of common stock remain available for issuance. As of December 31, 2024 and 2023, there were options outstanding to acquire 255 shares of common stock. As of December 31, 2024 and 2023, all such options were fully vested, and the weighted average remaining contractual life for such options was approximately 3.2 and 4.2 years, respectively.

In July 2019, the Company authorized an additional plan, the 2019 Stock Incentive Plan (the “2019 Plan”). Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. At both December 31, 2024 and December 31, 2023, a total of 10,452 shares were authorized for issuance under the 2019 Plan.

As of December 31, 2024 and 2023, the Company has granted options to acquire 10,452 shares of common stock under the 2019 Plan and 0 shares of common stock remain available for issuance under the 2019 Plan. There are stock options outstanding to acquire 5,512 shares of common stock with a weighted-average exercise price of $1,105.50 and weighted average contractual terms of 6.8 years and 7.8 years at December 31, 2024 and 2023, respectively.

On August 17, 2023, the Company authorized a new plan, the Tharimmune, Inc. 2023 Omnibus Incentive Plan (the “2023 Plan”). Under the 2023 Plan, the Company may grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. Initially, options to purchase up to 6,934 shares of the Company’s common stock were available to be issued pursuant to the 2023 Plan. Under an amendment to the 2023 Plan by vote of the Company’s stockholders on May 14, 2024, an amended total of up to 173,600 options to purchase shares of the Company’s common stock may be issued pursuant to the 2023 Plan. In addition, under the amendment, an “evergreen” provision was added to automatically increase the number of shares available under the 2023 Plan on January 1 annually, beginning January 1, 2025 and ending January 1, 2033, equal to the lesser of five percent of the shares of Common Stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year or such lesser number of shares of the Company’s Common Stock as determined by the Board of Directors. Effective January 1, 2025, an additional 98,688 options to purchase shares of the Company’s common stock were added to the 2023 Plan.

During the year ended December 31, 2024, the Company granted 102,853 options to acquire shares of common stock under the 2023 Plan. At December 31, 2024 and 2023, 70,412 and 6,934 shares of common stock remain available for issuance under the 2023 Plan, respectively. There are stock options outstanding to acquire 103,188 and 335 shares of common stock with a weighted-average exercise price of $3.11 and $59.14 and weighted-average contractual terms of 9.6 years and 9.9 years at December 31, 2024 and 2023, respectively.

The following table summarizes stock-based activities under the 2017, 2019, and 2023 Stock Incentive Plans:

		Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Contractual
	Options	Price	Terms

Outstanding at December 31, 2022	4,393	$1,628.69	7.2 years
Granted	1,709	$129.17	9.2 years
Outstanding at December 31, 2023	6,102	$1,208.72	7.8 years
Granted	102,853	$2.925	9.6 years
Outstanding at December 31, 2024	108,955	$70.46	9.5 years

Exercisable options at December 31, 2024	48,435	$138.56	9.2 years

Vested and expected to vest at December 31, 2024	108,955	$70.46	9.5 years

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

Stock options granted during the years ended December 31, 2024 and 2023 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended December 31,
	2024	2023

Expected volatility	100.8%	95.10% - 103.3%
Risk-free interest rate	3.80%	3.99% - 4.53%
Expected dividend yield	0%	0%
Expected life of options in years	5.0	5.0
Estimated fair value of options granted	$2.23	$46.05 - $108.22

The weighted-average grant date fair value of stock options granted during years ended December 31, 2024 and 2023 was approximately $2.23 and $96.04, respectively. The weighted-average fair value of stock options vested during the years ended December 31, 2024 and 2023 was approximately $16.38 and $95.97, respectively.

Total stock-based compensation expense included in the accompanying consolidated statements of operations was as follows:

	For the years ended December 31,
	2024	2023
Research and development	$338,022	$404,895
General and administrative	372,291	426,967
Total stock-based compensation	$710,313	$831,862

As of December 31, 2024, the total unrecognized compensation expense related to non-vested options was approximately $0.8 million and is expected to be recognized over the remaining weighted-average service period of approximately 0.59 years.

Warrants

In connection with the IPO, the Company issued warrants to purchase such number of shares of the Company’s common stock equal to 5% of the total shares of common stock issued in the IPO, or 500 warrants. The warrants are exercisable at $1,875.00 per share, were not exercisable within the first six months after issuance, and may, under certain circumstances, be exercised on a cashless basis. The exercise price of the warrants is subject to standard antidilutive provision adjustments for stock splits, stock combinations, or similar events affecting the Company’s common stock. The Company has determined that these warrants should be classified as equity instruments since they do not require the Company to repurchase the underlying common stock and do not require the Company to issue a variable amount of common stock. In addition, these warrants are indexed to common stock and do not have any unusual antidilution rights.

In connection with the May 2023 Offering as described in Note 3 to the consolidated financial statements, the Company issued warrants to designees of the underwriter (the “Representative’s Warrants”) to purchase 424 shares of the Company’s common stock (which is equal to 3% of the number of shares sold in the public offering) at an initial exercise price of $234.375 per share, subject to adjustment. The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the commencement of sales of the shares of common stock in the public offering.

In connection with the November 2023 Offering as described in Note 3 to the consolidated financial statements, the Company issued pre-funded warrants to purchase 545,000 shares of the Company’s common stock at an exercise price of $0.015 (the “November 2023 Pre-Funded Warrants”). The November 2023 Pre-Funded Warrants were issued to those purchasers whose purchase of common stock in the November 2023 Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of outstanding common stock immediately following the consummation of the offering. The November 2023 Pre-Funded Warrants were immediately exercisable and could be exercised at any time until exercised in full. The Company also granted the underwriters a 45-day option to purchase up to an additional 100,000 shares of common stock and/or prefunded warrants. The underwriters exercised the option to purchase 66,667 pre-funded warrants at an initial exercise price of $0.015 per share, subject to adjustment (the “November 2023 Underwriters Pre-Funded Warrants”). These pre-funded warrants were immediately exercisable and could be exercised at any time until exercised in full. The underwriters received warrants to purchase 20,000 shares of common stock with an initial exercise price of $18.75, exercisable beginning May 27, 2024, and expiring May 2, 2028 (the “November 2023 Underwriters Warrants”). As of December 31, 2024 and 2023, all of the November 2023 Pre-Funded Warrants and the November 2023 Underwriters Pre-Funded Warrants have been exercised and the additional warrants to purchase 20,000 shares of common stock have not yet been exercised.

In connection with the June 2024 PIPE Offering as described in Note 3 to the consolidated financial statements, the Company issued the June 2024 Pre-Funded Warrants to purchase 452,253 shares of the Company’s common stock at an exercise price of $0.001, the June 2024 PIPE Warrants to purchase 329,771 shares of the Company’s common stock at an exercise price of $3.09, and the June 2024 Placement Agent Warrants to purchase up to 19,786 shares of the Company’s common stock, exercisable at $3.09 per share. The June 2024 Pre-Funded Warrants were immediately exercisable and are able to be exercised at any time until exercised in full. The June 2024 PIPE Warrants and June 2024 Placement Agent Warrants were immediately exercisable and are able to be exercised until five and a half years from the effective date, or December 21, 2029. As of December 31, 2024, 368,533 of the June 2024 Pre-Funded Warrants have been exercised and none of the June 2024 PIPE Warrants or June 2024 Placement Agent Warrants have been exercised.

In connection with the December 2024 PIPE Offering as described in Note 3 to the consolidated financial statements, the Company issued the December 2024 Pre-Funded Warrants to purchase 491,157 shares of the Company’s common stock at an exercise price of $0.001 and the December 2024 PIPE Warrants to purchase 480,721 shares of the Company’s common stock at an exercise price of $2.031. The December 2024 Pre-Funded Warrants were immediately exercisable and are able to be exercised at any time until exercised in full. The December 2024 PIPE Warrants are exercisable six months from the date of issuance and are able to be exercised until five and a half years from the effective date, or December 9, 2030. As of December 31, 2024, none of the December 2024 Pre-Funded Warrants and December 2024 PIPE Warrants have been exercised.

Terms of the warrants outstanding at December 31, 2024 are as follows:

	Initial	Expiration	Exercise	Warrants	Warrants	Warrants
Issuance Date	Exercise Date	Date	Price	Issued	Exercised	Outstanding

January 14, 2022	July 10, 2022	January 11, 2027	$1,875.00	500	-	500

May 2, 2023	November 2, 2023	May 2, 2028	$234.375	424	-	424

November 30, 2023	November 30, 2023	N/A	$0.015	545,000	545,000	-

November 30, 2023	November 30, 2023	N/A	$0.015	66,667	66,667	-

November 30, 2023	May 27, 2024	May 2, 2028	$18.75	20,000	-	20,000

June 21, 2024	June 21, 2024	N/A	$0.001	452,253	368,533	83,720

June 21, 2024	June 21, 2024	December 21, 2029	$3.09	329,771	-	329,771

December 9, 2024	June 9, 2025	December 9, 2030	$2.031	480,721	-	480,721

December 9, 2024	December 9, 2024	N/A	$0.001	491,157	-	491,157

Note 5 – Income Taxes

The Company does not have any significant current income taxes due because of the losses generated in each year.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with FASB ASC 740, the Company recorded a valuation allowance to fully offset the gross deferred tax asset because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2024 and 2023. The valuation allowance increased by approximately $3.5 million and $2.8 million for the years ended December 31, 2024 and 2023, respectively.

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	December 31,
Deferred tax asset (liabilities) related to:	2024	2023
Federal net operating loss carryforward	$4,264,000	$3,017,000
State net operating loss carryforward	1,444,000	1,021,000
Capitalized costs	1,957,000	1,261,000
Acquired in-process research and development	1,027,000	319,000
Research and development credit	382,000	243,000
Stock compensation	904,000	733,000
Accrued expenses and other	211,000	84,000
Total deferred tax assets	10,189,000	6,678,000
Valuation allowance	(10,189,000)	(6,678,000)
Deferred tax asset, net of valuation allowance	$-	$-

The income tax benefit for the years ended December 31, 2024 and 2023 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before income tax benefit as a result of non-deductible expenses, tax credits generated, and increases in the Company’s valuation allowance.

	For the years ended December 31,
	2024	2023
Income tax benefit at the federal statutory rate	$(2,550,000)	$(1,957,000)
Permanent differences and other	30,000	34,000
State income taxes	(853,000)	(661,000)
Research and development credit	(216,000)	(238,000)
Other	78,000	45,000
Change in valuation allowance	3,511,000	2,777,000
Effective income tax expense	$-	$-

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company determined that valuation allowances of approximately $10.2 million and $6.7 million at December 31, 2024 and 2023, respectively, were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At December 31, 2024 and 2023, the Company had available net operating loss carryforwards of approximately $20.3 million and $14.4 million, respectively, for federal income tax purposes, all of which were generated after 2017 and can be carried forward indefinitely under the Tax Cuts and Jobs Act. At December 31, 2024 and 2023, the Company had approximately $382,000 and $243,000 of federal research and development (“R&D”) tax credit carryforwards. If not utilized, the federal R&D credits will begin to expire in 2038. The Company also had $20.3 million and $14.9 million of state net operating losses that will begin to expire in 2037.

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

The Tax Cuts and Jobs Act of 2017 (“TCJA”) has modified the IRC 174 expenses related to research and development for the tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 results in a gross deferred tax asset of $6,961,000.

Note 6 – Commitments and Contingencies

Small Molecule Analogues

On December 30, 2019, the Company acquired a series of small molecule analogues pursuant to an Asset Purchase Agreement (“APA”). Pursuant to the APA, the Company is required to make a payment of $50,000 upon raising of at least $2.0 million in funding, and up to approximately $1.75 million based upon successfully meeting clinical and sales milestones. The Company included, in accounts payable at both December 31, 2024 and 2023, the $50,000 required initial payment. Milestone based payments, if any, will be expensed as incurred.

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

Pursuant to the ABSI Agreement: (i) the Company issued ABSI 25,107 shares of its common stock which is equal to $250,000 based on the ten day trailing volume weighted-average price of the Company’s common stock prior to the date of issuance (see Note 3 to the consolidated financial statements for details of the July 27, 2023 issuance of the Company’s common stock to ABSI); (ii) in the event the Company closes a financing pursuant to which it receives more than $10 million in Net Proceeds (as defined in the ABSI Agreement), the Company paid ABSI an up front license fee of $250,000; (iii) upon the achievement of certain milestones as set forth in the ABSI Agreement, the Company shall pay ABSI up to an aggregate of $8,250,000; (iv) after the second anniversary of the ABSI Effective Date, the Company shall pay ABSI a low five digit amount for the first year and a mid-five digit amount thereafter during the Royalty Term (as defined in the ABSI Agreement); and (v) during the Royalty Term for each Product, the Company shall pay ABSI a quarterly royalty on the Net Sales (as defined in the ABSI Agreement) with royalties at percentages which range from the low to mid-single digits, with high Net Sales being subject to lower royalty rates, subject to adjustment as set forth in the ABSI Agreement. In addition, in the event the Company transfers all or substantially all of its rights to a Product to a third party, the Company shall pay to ABSI the percentage of Net Proceeds attributable to the transfer of the Product. Specifically, the Company shall pay ABSI amounts at percentages which range from the mid-single digit to low double digits depending on the Company Expenses (as defined in the ABSI Agreement), with higher Company Expenses being subject to lower rates.

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

On March 11, 2024, the Company entered into an addendum to the ABSI Agreement to fund research services with quarterly payments of $50,000 beginning March 18, 2024 with subsequent payments due on the 18th of each calendar quarter. During the year ended December 31, 2024, the Company made payments of $200,000 to ABSI.

During the year ended December 31, 2023, the Company paid milestone fees of $500,000 to ABSI in accordance with the terms of the agreement, which included a non-cash common stock equity grant of $250,000.

Avior Patent License Agreement

On November 3, 2023 (the “Avior Effective Date”), the Company entered into the Avior Patent License Agreement with Avior pursuant to which the Company received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize TH104 and TH103 and to practice the Licensed Technology in connection with the foregoing, throughout the world. Pursuant to the Avior Patent License Agreement, the Company shall paid Avior an up front license fee of $400,000 within ten days of the Avior Effective Date and an additional mid six-digit license fee which shall be paid in four equal installments within ten days of the end of each fiscal quarter following the Avior Effective Date. In addition, the Company shall pay Avior a high single digit percentage of any upfront payments received by it as a result of the grant of any sublicenses with respect to TH104. The Company shall also pay Avior milestone payments in the aggregate amount of $24,250,000 upon the occurrence of various development milestones (the “Development Milestone Payments”). Furthermore, the Company shall pay Avior certain fees based upon sales milestones. The payments for such sales milestones range from the low seven digits to the low eight digits with higher sales being subject to higher fees. Finally, the Company shall pay Avior royalties based on net sales. Such royalties range from low single digit percentages to mid-single digit percentages with higher sales being subject to lower percentages. The Avior Patent License Agreement shall expire upon the expiration of the final payment obligation due to Avior as set forth in such agreement. Upon the expiration of the Avior Patent License Agreement, the Company shall have a fully paid, irrevocable, freely transferable and sublicensable worldwide license to the Licensed Patent Rights and Licensed Technology to Develop, have Developed, make, have made, use, have used sell, offer for sale, have sold, import, have imported, export, have exported, commercialize or have commercialized any and all Licensed Products and to practice the Licensed Technology worldwide. Pursuant to the Avior Patent License Agreement, the Company may terminate the agreement at any time without cause, upon 30 days’ prior written notice to Avior along with payment of the next unpaid Development Milestone Payment, if any. Furthermore, either the Company or Avior may terminate the Avior Patent License Agreement (i) on written notice to the other party if the other party materially breaches any provision of the Avior Patent License Agreement and fails to cure such breach within 30 days after the breaching party receives written notice thereof or (ii) on written notice in the event that either party (A) becomes insolvent or admits its inability to pay its debts generally as they become due; (B) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully dismissed or vacated within 60 days; (C) is dissolved or liquidated or takes any corporate action for such purpose; (D) makes a general assignment for the benefit of creditors; or (E) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business. Upon termination of the Avior Patent License Agreement, the license granted pursuant to such agreement shall terminate and all rights in the Licensed Patent Rights and Licensed Products shall revert back to Avior.

During the year ended December 31, 2024, the Company paid license fees of $600,000 to Avior in accordance with the terms of the agreement. In addition, during the years ended December 31, 2024 and 2023, the Company incurred milestone fees of $750,000 and $380,000, respectively.

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

During the year ended December 31, 2024, the Company incurred license fees of $150,000 to Enkefalos in accordance with the terms of the agreement.

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

During the year ended December 31, 2024, the Company incurred fees of $400,000 to Intract in accordance with the terms of the agreement.

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

In accordance with the employment agreements, the compensation committee approved a bonus of 50% in equity compensation and 50% in cash on January 13, 2025, based on corporate performance objectives earned during the year ended December 31, 2024. The total bonus earned for the CEO for the year ended December 31, 2024 was made up of cash of $156,250 and options to purchase up to 80,958 shares of the Company’s common stock. The total bonus earned for the COO for the year ended December 31, 2024 was made up of cash of $102,050 and options to purchase up to 52,875 shares of the Company’s common stock. The total cash bonus of $258,300 and total equity compensation bonus of $202,122 are recorded within accrued expenses on the accompanying consolidated balance sheet at December 31, 2024. The equity compensation is valued at the grant and effective date of the options, which is January 13, 2025.

Note 7 – Subsequent Events

Except as noted below, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

Insurance Financing Agreement

In January 2025, the Company entered into an insurance premium financing agreement for $386,280, with a term of 10 months and an annual interest rate of 7.15%. The Company made a down payment of $77,356 and is required to make monthly principal and interest payments of $31,914 over the term of the agreement, which matures in November 2025.

Settlement Agreement

In March 2025, the Company entered into an agreement with its previous attorney to reduce the outstanding balance of legal fees to $240,000 (the “Settlement Agreement”) for amounts owed related to services performed prior to the year ended December 31, 2024. The Company will adjusts its accounts payable by $54,240 in the first quarter of 2025.

In accordance with the terms of the Settlement Agreement, payments of $24,000 are due each month beginning in March 2025 through December 2025, at which time the full balance of $240,000 will be satisfied. If payments are not made timely or the Company becomes insolvent (defined as event of default in the Settlement Agreement), interest will begin to accrue at a rate of 3.7% per annum until all past due amounts have been paid in full. No interest will accrue if no event of default occurs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of December 31, 2024, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment and implementation of our remediation plans, management concluded that, as of December 31, 2024, our internal controls over financial reporting were effective.

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

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Rule 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2024 fiscal year pursuant to Regulation 14A for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Executive Officer of the Company.”

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the Proxy Statement under the caption “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the Proxy Statement, under the captions “Security Ownership of Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the Proxy Statement, under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement under the caption “Principal Accountant Fees and Service.”

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

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
3.2	Amendment to Certificate of Incorporation dated August 7, 2019 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
3.3	Amendment to Certificate of Incorporation dated September 16, 2021 (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
3.4	Amendment to Certificate of Incorporation dated October 11, 2021 (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 15, 2021)
3.5	Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
3.6	Certificate of Amendment to Certificate of Incorporation dated September 21, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2023)
3.7	Certificate of Amendment to Certificate of Incorporation, as amended, dated November 17, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2023)
3.8	Amendment to the Bylaws of Tharimmune, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2024)
3.9	Certificate of Amendment to Certificate of Incorporation, as amended, dated May 22, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2024)
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2021)
4.3	Description of the Registrant’s Securities (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023)
4.4	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024)
4.5	Form of Common Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024)
4.6	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024)
4.7	Form of Common Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024)
10.1+	Amended and Restated Employment Agreement by and between the Company and Randy Milby dated June 1, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
10.2+	First Amendment to Amended and Restated Employment Agreement by and between the Company and Randy Milby dated June 1, 2021 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
10.3+	Hillstream BioPharma, Inc. 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
10.4+	Hillstream BioPharma, Inc. 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 22, 2022)
10.5+	Amended and Restated Employment Agreement by and between the Company and Randy Milby dated July 6, 2023 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)
10.6+	Tharimmune, Inc. 2023 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 2, 2023)
10.7#	Patent License Agreement by and between the Company and Avior Inc. dba Avior Bio dated November 3, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2023)
10.8#	Research and Development Collaboration and License Agreement by and between the Company and Applied Biomedical Science Institute dated July 5, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)
10.9+	Employment Agreement by and between the Company and Sireesh Appajosyula dated July 11, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)
10.10	ATM Agreement between the Company and Rodman & Renshaw dated June 7, 2024 (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2024)
10.11	Tharimmune Inc. Amended and Restated 2023 Omnibus Equity Incentive Plan (Incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A for the Company’s 2024 annual meeting of stockholders filed with the SEC on March 21, 2024)
10.12	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024)
10.13	Patent License Agreement by and between the Company and Intract Pharma Limited dated September 11, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2024)
10.14	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2022)
16.1	Letter of Mayer Hoffman McCann P.C. dated June 20, 2023 (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2023)
21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023)
23.1*	Consent of Rosenberg Rich Baker Berman P.A.
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	Tharimmune, Inc. Clawback Policy (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2024)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan or arrangement.

# Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because such information is both not material and is the type that the Company treats as private or confidential.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March, 2025.

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

Signature	Title	Date

/s/ Randy Milby	Chief Executive Officer and Chairman of the Board of Directors	March 25, 2025
Randy Milby	(Principal Executive Officer)

/s/ Thomas Hess	Chief Financial Officer	March 25, 2025
Thomas Hess	(Principal Financial and Accounting Officer)

/s/ Lynne Bui	Director	March 25, 2025
Lynne Bui

/s/ Leonard Mazur	Director	March 25, 2025
Leonard Mazur

/s/ Sireesh Appajosyula	Director	March 25, 2025
Sireesh Appajosyula

/s/ Kelly Anderson	Director	March 25, 2025
Kelly Anderson

/s/ Sanam Parikh	Director	March 25, 2025
Sanam Parikh

