Form 10-Q
period 2025-03-31
Tharimmune, Inc.
filed 2025-05-12
CIK 1861657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-41210

THARIMMUNE, INC.

(Exact name of registrant as specified in charter)

Delaware	84-2642541
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

34 Shrewsbury Avenue, Red Bank NJ	07701
(Address of principal executive offices)	(Zip code)

(908) 270-8260

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	THAR	The Nasdaq Stock Market LLC

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

Number of common shares outstanding as of May 8, 2025 was 2,660,727.

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations;

●	the success, cost and timing of our clinical trials;

●	our dependence on third parties in the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our product candidates;

●	the impact of a health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	the potential that results of pre-clinical and clinical trials indicate our current product candidates or any future product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing therapies and products that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product candidates;

●	market acceptance of our product candidates, the size and growth of the potential markets for our current product candidates and any future product candidates we may seek to develop, and our ability to serve those markets;

●	The successful development of our commercialization capabilities, including sales and marketing capabilities; and

●	general business and economic conditions, such as inflationary pressures, geopolitical conditions and other trade barriers.

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

3

THARIMMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS

Current assets
Cash	$1,075,928	$3,559,361
Prepaid expenses and other current assets	468,366	45,263
Deferred offering costs	117,000	117,000

Total current assets	1,661,294	3,721,624

Total assets	$1,661,294	$3,721,624

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$838,184	$1,089,666
Accrued expenses	1,117,728	1,324,316
Insurance premium financing liability	248,599	-
Note payable	271,454	-

Total current liabilities	2,475,965	2,413,982

Total liabilities	2,475,965	2,413,982

Commitments and contingencies (see Note 6)

Stockholders’ equity (deficit)

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 2,108,999 shares and 1,973,999 shares issued and 2,108,753 shares and 1,973,753 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	211	198
Additional paid-in capital	38,697,881	38,278,503
Accumulated deficit	(39,442,798)	(36,901,094)
Treasury stock, at cost, 246 shares held in treasury as of March 31, 2025 and December 31, 2024	(69,965)	(69,965)

Total stockholders’ equity (deficit)	(814,671)	1,307,642

Total liabilities and stockholders’ equity (deficit)	$1,661,294	$3,721,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development	$594,070	$1,025,258
General and administrative	1,952,599	1,322,045

Total operating expenses	2,546,669	2,347,303

Loss from operations	(2,546,669)	(2,347,303)

Other income (expense)
Interest expense	(8,471)	(4,700)
Interest income	13,436	95,894

Total other income, net	4,965	91,194

Net loss	$(2,541,704)	$(2,256,109)

Net loss per share:
Basic and diluted	$(0.99)	$(2.55)

Weighted average number of common shares outstanding:
Basic and diluted	2,572,715	885,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

For the three months ended March 31, 2024

Balance, December 31, 2023	884,720	$89	$33,904,749	$(24,703,526)	246	$(69,965)	$9,131,347

Stock issuance pursuant to services agreement	3,334	1	20,549	-	-	-	20,550

Net loss	-	-	-	(2,256,109)	-	-	(2,256,109)

Stock based compensation	-	-	153,619	-	-	-	153,619

Balance, March 31, 2024	888,054	$90	$34,078,917	$(26,959,635)	246	$(69,965)	$7,049,407

For the three months ended March 31, 2025

Balance, December 31, 2024	1,973,999	$198	$38,278,503	$(36,901,094)	246	$(69,965)	$1,307,642

Cashless exercise of pre-funded warrants	100,000	10	(10)	-	-	-	-

Stock issued pursuant to bonus liability				-	-	200,212	200,212

Restricted stock unit issuance pursuant to services agreement	35,000	3	(3)	-	-	-	-

Net loss	-	-	-	(2,541,704)	-	-	(2,541,704)

Stock based compensation	-	-	219,179	-	-	-	219,179

Balance, March 31, 2025	2,108,999	$211	$38,697,881	$(39,442,798)	246	$(69,965)	$(814,671)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,541,704)	$(2,256,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	219,179	153,619
Stock issuance pursuant to liability	-	20,550
Increase in operating assets:
Prepaid expenses and other current assets	(423,103)	(448,966)
Increase (decrease) in operating liabilities:
Accounts payable	63,003	84,667
Accrued expenses	(6,376)	(378,942)
Net cash used in operating activities	(2,689,001)	(2,825,181)

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from insurance premium financing liability	308,924	393,960
Repayment of insurance premium financing liability	(60,325)	(76,841)
Repayment of note payable	(43,031)	-

Net cash provided by financing activities	205,568	317,119

Net decrease in cash	(2,483,433)	(2,508,062)

Cash, beginning of period	3,559,361	10,935,352

Cash, end of period	$1,075,928	$8,427,290

Cash paid for interest expense	$8,471	$4,700

Supplemental disclosure of non-cash financing activities:
Issuance of note payable for settlement of previously incurred professional fees	$314,485	$-

Issuance of options to settle liability	$200,212	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Description of Business and Liquidity

Nature of Operations

Tharimmune, Inc. (formerly, Hillstream BioPharma, Inc.) (“Tharimmune” or the “Company”) was incorporated on March 28, 2017, as a Delaware C-corporation. At March 31, 2025, Tharimmune had one wholly-owned subsidiary: Hillstream Oncology, Inc. (“Hillstream Oncology”), formerly, HB Pharma Corp.

Tharimmune is a clinical-stage biotechnology company developing therapeutic candidates in rare, inflammatory, and oncologic conditions with high unmet need. On November 3, 2023, the Company entered into a patent license agreement (the “Avior License Agreement”) with Avior Inc. d/b/a Avior Bio, LLC (“Avior”) pursuant to which it received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize TH104 and TH103) and to practice the Licensed Technology in connection with the foregoing, throughout the world (each as defined in the Avior License Agreement). In February 2023, the U.S. Food and Drug Administration (“FDA”) approved an investigational new drug (“IND”) application for TH104. TH104 has a dual mechanism of action by affecting multiple receptors, known to suppress chronic, debilitating pruritis or “uncontrollable itching.” With respect to TH104, the Company intends to first seek approval for the treatment of moderate to severe chronic pruritis in patients with primary biliary cholangitis (“PBC”), an orphan rare form of liver disease with no known cure in which more than 70% of patients suffer from debilitating chronic pruritis, and with respect to TH103, it intends to develop the product candidate and potentially file an IND.

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

The Company is also developing an early-stage pipeline of novel therapeutic candidates targeting validated high value immuno-oncology (“IO”) targets including human epidermal growth factor (“EGF”) receptor 2 (“HER2”), human EGF receptor 3 (“HER3”) and programmed cell death protein 1 (“PD-1”). The Company is developing antibodies including bispecific antibodies, antibody drug conjugates (“ADCs”) and small molecular weight bovine-derived Picobodies™ or antibody “knob” domains which have the potential to target and bind more tightly to “undruggable” epitopes better than full sized antibodies. The Company is advancing HS3215, a bispecific against both HER2 and HER3 antibody which targets a novel “bridging epitope” encompassing multiple domains of the HER2 extracellular domain (“ECD”) as well as ligand-dependent and independent blocking of the ECD of HER3 into IND-enabling studies. In addition, the Company anticipates that HS0059, a HER2/HER3 bispecific ADC (“bsADC”), and HS1940, a PD-1 Picobody, will progress to enter IND-enabling studies in 2025.

In addition, on May 23, 2024, HB Pharma Corp. filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware pursuant to which it changed its name to Hillstream Oncology, Inc. effective as of May 23, 2024.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2025, the Company incurred operating losses in the amount of approximately $2.5 million, expended approximately $2.7 million of net cash used in operating activities, and had an accumulated deficit of approximately $39.4 million as of March 31, 2025. Through March 31, 2025, the Company has primarily financed its operations through public and private offerings of its equity securities. On June 7, 2024, the Company filed a Registration Statement on Form S-3 with the SEC using a “shelf” registration process pursuant to which, under an at-the-market offering agreement (the “ATM Agreement”), the Company may sell, from time to time through the applicable sales manager, shares of common stock in one or more offerings up to a total dollar amount of $1.65 million. Pursuant to the ATM Agreement, the Company sold 200,817 shares for net proceeds of approximately $0.3 million, after deducting commissions of $15,400 and other offering fees of $33,600. Further, on June 17, 2024 and December 9, 2024, the Company closed private placement offerings (the “June 2024 PIPE Offering” and “December 2024 PIPE Offering”, respectively) with certain accredited investors of shares of the Company’s common stock and/or pre-funded warrants to acquire shares of the Company’s common stock and warrants to acquire shares of the Company’s common stock, with combined net proceeds to the Company of approximately $3.6 million. See Note 4 to the condensed consolidated financial statements for details regarding the various offerings.

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

Other Risks and Uncertainties

There can be no assurance that the Company’s products, if approved, will be accepted in the marketplace, nor can there be any assurance that any future products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed, if at all. The Company is subject to risks common to biopharmaceutical and biotechnology companies including, but not limited to, the development of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, uncertainty of market acceptance of products and the need to obtain additional financing. The Company is dependent on third party suppliers. The Company’s products require approval or clearance from the FDA prior to commencing commercial sales in the United States. Approvals or clearances are also required in foreign jurisdictions in which the Company may license or sell its products. There can be no assurance that the Company’s products will receive all of the required approvals or clearances.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheet, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025 or any other future period. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations, and cash flows are presented in U.S. Dollars. These condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2025.

The Company operates in one segment and the Company’s Chief Executive Officer serves as the chief operating decision maker (“CODM”). The CODM uses net loss, as reported in the condensed consolidated financial statements, to monitor budget versus actual results and allocate resources. The CODM is regularly provided with financial information, including expenses, in a format consistent with the condensed consolidated statements of operations. The CODM does not review assets at a different level than those disclosed in the consolidated balance sheet.

Reverse Stock Splits

On May 24, 2024, the Company effectuated a reverse split of shares of its common stock at a ratio of 1-for-15 pursuant to an amendment to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. The par value of the Company’s common stock was not adjusted as a result of either reverse split. All issued and outstanding common stock share and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect these reverse splits for all periods presented.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Tharimmune and its wholly-owned subsidiary, Hillstream Oncology. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Deferred Offering Costs

Deferred offering costs consists primarily of legal, accounting, underwriters’ fees, printing, and filing fees that are incurred prior to an offering of the Company’s common stock and are initially capitalized and then subsequently reclassified to additional paid-in capital upon completion of the offering. If an offering is not completed, any associated offering costs will be expensed immediately upon termination of the offering. At March 31, 2025 and December 31, 2024, there were $117,000 in deferred offering costs associated with the ATM Agreement.

Insurance Premium Financing Liability

In January 2024, the Company entered into an insurance premium financing agreement for $492,450, with a term of 10 months and an annual interest rate of 7.5%. The Company made a down payment of $98,490 and is required to make monthly principal and interest payments of $40,763 over the term of the agreement, which was repaid in full in November 2024.

In January 2025, the Company entered into an insurance premium financing agreement for $386,280, with a term of 10 months and an annual interest rate of 7.15%. The Company made a down payment of $77,356 and is required to make monthly principal and interest payments of $31,914 over the term of the agreement, which matures in November 2025. Related prepaid insurance at March 31, 2025 of $289,710 is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet.

Retirement Plan

The Company has a 401(k) defined contribution plan which covers all employees that meet the plan’s eligibility requirements. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company makes a discretionary match which is currently equal to 3% of employee contributions. Total Company contributions to the plan were $11,740 and $337 for the three months ended March 31, 2025 and 2024, respectively.

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

The Company follows the guidance in FASB ASC Subtopic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more-likely-than-not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. At March 31, 2025 and December 31, 2024, the Company had no unrecognized uncertain income tax positions, and therefore no amounts have been recognized in the condensed consolidated financial statements.

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

Potentially dilutive securities not included in the computation of loss per share for the three months ended March 31, 2025 and 2024 included options to purchase 242,788 and 90,758 shares of common stock, respectively, and 35,000 restricted stock unites subject to vesting. Other potentially dilutive securities not included in the computation of loss per share for the three months ended March 31, 2025 and 2024 included warrants to purchase 500 shares of the Company’s common stock related to the Company’s initial public offering (the “IPO”); warrants to purchase 424 and 20,000 shares of the Company’s common stock issued in the Company’s May 2023 and November 2023 offerings, respectively; warrants to purchase 480,721 and 329,771 shares of the Company’s common stock issued in the December 2024 PIPE Offering and June 2024 PIPE Offering, respectively; and warrants to purchase 19,786 shares of the Company’s common stock issued to the placement agents in the June 2024 PIPE Offering. All common share amounts as of March 31, 2025 and December 31, 2024 and per share amounts for the three months ended March 31, 2025 and 2024 have been retroactively adjusted to reflect a 1-for-25 reverse stock split of the Company’s common stock effectuated on November 17, 2023 and a 1-for-15 reverse stock split of the Company’s common stock effectuated on May 24, 2024.

Recently Adopted Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements that were required to be adopted or are required to be adopted in the near future and believes that none of them will have a material effect on the Company’s financial position, results of operations, or cash flows.

Note 3 – Note Payable

The Company issued a promissory note in the amount of $333,265 to satisfy an outstanding amount owed to its prior attorney. The promissory note is payable in monthly installments of $24,000 through December 2025, with a final payment of $93,265 that will be deemed waived upon timely payment of the previous monthly installments. No interest is due on the outstanding balance of the note payable. However, following an event of default, the note shall accrue interest at 3.7% on the outstanding balance and the balance shall be immediately due in full.

As the promissory note does not have an interest component, imputed interest at 10%, using the prime rate plus an additional estimated factor related to the Company’s credit rating, was calculated and the note payable is recorded at the present value of the total payments, including the forgivable portion. The balance, at net present value, is $271,454 at March 31, 2025, and is considered current.

Note 4 – Common Stock

Pursuant to the Company’s Certificate of Incorporation, the Company has 250,000,000 shares of common stock authorized for issuance. On May 24, 2024, the Company effectuated a reverse split of shares of its common stock at a ratio of 1-for-15 pursuant to an amendment to the Company’s Certificate of Incorporation filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. The par value of the Company’s common stock was not adjusted as a result of the reverse stock split.

On January 24, 2024, pursuant to a corporate advisory consulting agreement, the Company issued 3,334 shares of its common stock with a per share value of $6.16, representing total compensation expense of $20,550 (as calculated based on the closing value of the Company’s common stock at the effective transfer date).

On June 7, 2024, the Company entered into the ATM Agreement with Rodman & Renshaw LLC (the “ATM Sales Manager”) under which the Company may sell, from time to time through the ATM Sales Manager, shares of common stock in one or more offerings up to a total dollar amount of $1.65 million. Sales of shares of the Company’s common stock through the ATM Sales Manager, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Stock Market LLC or any other existing trading market for the common shares. The Company’s common stock is being offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 and an accompanying prospectus declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2023, and pursuant to a prospectus supplement dated June 7, 2024.

On June 21, 2024, the Company closed a private placement offering with certain accredited investors of $2.08 million of the Company’s securities consisting of shares of the Company’s common stock and/or pre-funded warrants to acquire shares of the Company’s common stock and warrants to acquire shares of the Company’s common stock. Pursuant to the June 2024 PIPE Offering, the Company issued 207,292 shares of its common stock at an offering price of $3.16 per share, pre-funded warrants to purchase up to 452,253 shares of the Company’s common stock (the “June 2024 Pre-Funded Warrants”), exercisable at $0.001 per share, and warrants to purchase up to 329,771 shares of the Company’s common stock, exercisable at $3.09 per share (the “June 2024 PIPE Warrants”). Net proceeds to the Company from the June 2024 PIPE Offering were approximately $1.8 million, after deducting approximately $268,000 in offering costs. In addition, the Company issued placement agent warrants to purchase up to 19,786 shares of the Company’s common stock, exercisable at $3.09 per share (the “June 2024 Placement Agent Warrants”).

On December 9, 2024, the Company closed an additional private placement offering with certain accredited investors of $2.02 million of the Company’s securities consisting of shares of the Company’s common stock and/or pre-funded warrants to acquire shares of the Company’s common stock and warrants to acquire shares of the Company’s common stock. Pursuant to the December 2024 PIPE Offering, the Company issued 470,289 shares of its common stock at an offering price of $2.101 per share, pre-funded warrants to purchase up to 491,157 shares of the Company’s common stock (the “December 2024 Pre-Funded Warrants”), exercisable at $0.001 per share, and warrants to purchase up to 480,721 shares of the Company’s common stock, exercisable at $2.031 per share (the “December 2024 PIPE Warrants”). Net proceeds to the Company from the December 2024 PIPE Offering were approximately $1.8 million, after deducting approximately $0.2 million in offering costs.

On December 20, 2024, the Company sold 40,000 shares of its common stock pursuant to the ATM Agreement at an offering price of $2.0892 per share. Net proceeds from the offering were approximately $73,189, after deducting fees and other offering costs. There were no shares sold pursuant to the ATM Agreement during the three months ended March 31, 2025.

Note 5 – Stock Based Compensation

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

The Company has granted options to acquire 255 shares of common stock at $4,950 per share under the 2017 Plan, and 6 options to acquire shares of common stock remain available for issuance. As of March 31, 2025 and December 31, 2024, there were options outstanding to acquire 255 shares of common stock. As of March 31, 2025 and December 31, 2024, all such options were fully vested, and the weighted average remaining contractual life for such options was approximately 2.9 and 3.2 years, respectively.

In July 2019, the Company authorized the 2019 Stock Incentive Plan (the “2019 Plan”). Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. At both March 31, 2025 and December 31, 2024, a total of 10,452 shares were authorized for issuance under the 2019 Plan.

As of March 31, 2025 and December 31, 2024, the Company has granted options to acquire 10,452 shares of common stock under the 2019 Plan and no shares of common stock remain available for issuance under the 2019 Plan. There are stock options outstanding to acquire 5,512 shares of common stock with a weighted-average exercise price of $1,105.50 and weighted average contractual terms of 6.5 years and 6.8 years at March 31, 2025 and December 31, 2024, respectively.

On August 17, 2023, the Company authorized the Tharimmune, Inc. 2023 Omnibus Incentive Plan (the “2023 Plan”). Under the 2023 Plan, the Company may grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. Initially, options to purchase up to 6,934 shares of the Company’s common stock were available to be issued pursuant to the 2023 Plan. Under an amendment and restatement to the 2023 Plan approved by the Company’s stockholders on May 14, 2024, a total of up to 173,600 shares of the Company’s common stock may be issued pursuant to the 2023 Plan. In addition, under the amendment, an “evergreen” provision was added to automatically increase the number of shares available under the 2023 Plan on January 1 annually, beginning January 1, 2025 and ending January 1, 2033, equal to the lesser of five percent of the shares of common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year or such lesser number of shares of the Company’s common stock as determined by the Board of Directors. Effective January 1, 2025, an additional 98,688 shares of the Company’s common stock were added to the 2023 Plan.

During the three months ended March 31, 2025, the Company granted 133,833 options to acquire shares of common stock under the 2023 Plan. At March 31, 2025 and December 31, 2024, 42,201 and 77,346 shares of common stock, respectively, remain available for issuance under the 2023 Plan. There are stock options outstanding to acquire 237,021 and 103,188 shares of common stock with a weighted-average exercise price of $2.44 and $3.11 and weighted-average contractual terms of 9.6 years and 9.6 years at March 31, 2025 and December 31, 2024, respectively.

The following table summarizes stock-based activities under the 2017 Plan, 2019 Plan, and 2023 Plan:

		Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Contractual
	Options	Price	Terms
Outstanding at December 31, 2024	108,955	$70.46	9.5 years
Granted	133,833	$1.93	9.8 years
Outstanding at March 31, 2025	242,788	$32.68	9.5 years

Exercisable options at March 31, 2025	208,111	$34.77	9.6 years

Vested and expected to vest at March 31, 2025	242,788	$32.68	9.5 years

The fair value of stock option awards is estimated at the date of grant using the Black-Scholes option-pricing model. The estimated fair value of each stock option is then expensed over the requisite service period, which is generally the vesting period (ranging between immediate vesting and four years). The determination of fair value using the Black-Scholes model is affected by the Company’s share price as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, expected life, risk-free interest rate, and forfeitures. Forfeitures are accounted for as they occur.

Stock options granted during the three months ended March 31, 2025 and 2024 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the three months ended March 31,
	2025	2024
Expected volatility	102.3%	N/A
Risk-free interest rate	4.61%	N/A
Expected dividend yield	0%	N/A
Expected life of options in years	5.0	N/A
Estimated fair value of options granted	$1.50	N/A

The weighted-average grant date fair value of stock options granted during three months ended March 31, 2025 was approximately $1.50. The weighted-average fair value of stock options vested during the three months ended March 31, 2025 and 2024 was approximately $2.57 and $1,207.67, respectively.

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations was as follows:

	For the three months ended March 31,
	2025	2024
Research and development	$93,865	$77,768
General and administrative	125,314	75,851
Total stock-based compensation	$219,179	$153,619

As of March 31, 2025, the total unrecognized compensation expense related to non-vested options was approximately $0.6 million and is expected to be recognized over the remaining weighted-average service period of approximately 0.34 years.

Warrants

In connection with the IPO, the Company issued warrants to purchase such number of shares of the Company’s common stock equal to 5% of the total shares of common stock issued in the IPO, or 500 warrants. The warrants are exercisable at $1,875.00 per share, were not exercisable within the first six months after issuance, and may, under certain circumstances, be exercised on a cashless basis. The exercise price of the warrants is subject to standard anti-dilutive provision adjustments for stock splits, stock combinations, or similar events affecting the Company’s common stock. The Company has determined that these warrants should be classified as equity instruments since they do not require the Company to repurchase the underlying common stock and do not require the Company to issue a variable amount of common stock. In addition, these warrants are indexed to common stock and do not have any unusual anti-dilution rights.

In May 2023, the Company issued warrants to designees of the underwriter (the “Representative’s Warrants”) to purchase 424 shares of the Company’s common stock (which is equal to 3% of the number of shares sold in the public offering closed in May 2023) at an initial exercise price of $234.375 per share, subject to adjustment. The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the commencement of sales of the shares of common stock in the public offering.

In November 2023, the Company issued the underwriters from a private placement offering warrants to purchase 20,000 shares of common stock with an initial exercise price of $18.75, exercisable beginning May 27, 2024, and expiring May 2, 2028 (the “November 2023 Underwriters Warrants”). As of March 31, 2025 and December 31, 2024, the November 2023 Underwriters Warrants to purchase 20,000 shares of common stock have not yet been exercised.

In connection with the June 2024 PIPE Offering as described in Note 4 to the condensed consolidated financial statements, the Company issued the June 2024 Pre-Funded Warrants to purchase 452,253 shares of the Company’s common stock at an exercise price of $0.001, the June 2024 PIPE Warrants to purchase 329,771 shares of the Company’s common stock at an exercise price of $3.09, and the June 2024 Placement Agent Warrants to purchase up to 19,786 shares of the Company’s common stock, exercisable at $3.09 per share. The June 2024 Pre-Funded Warrants were immediately exercisable and are able to be exercised at any time until exercised in full. The June 2024 PIPE Warrants and June 2024 Placement Agent Warrants were immediately exercisable and are able to be exercised until five and a half years from the effective date, or December 21, 2029. As of March 31, 2025, 368,533 of the June 2024 Pre-Funded Warrants have been exercised and none of the June 2024 PIPE Warrants or June 2024 Placement Agent Warrants have been exercised.

In connection with the December 2024 PIPE Offering as described in Note 4 to the condensed consolidated financial statements, the Company issued the December 2024 Pre-Funded Warrants to purchase 491,157 shares of the Company’s common stock at an exercise price of $0.001 and the December 2024 PIPE Warrants to purchase 480,721 shares of the Company’s common stock at an exercise price of $2.031. The December 2024 Pre-Funded Warrants were immediately exercisable and are able to be exercised at any time until exercised in full. The December 2024 PIPE Warrants are exercisable six months from the date of issuance and are able to be exercised until five and a half years from the effective date, or December 9, 2030. As of March 31, 2025, 100,058 of the December 2024 Pre-Funded Warrants and none of the December 2024 PIPE Warrants have been exercised.

Terms of the warrants outstanding at March 31, 2025 are as follows:

	Initial	Expiration	Exercise	Warrants	Warrants	Warrants
Issuance Date	Exercise Date	Date	Price	Issued	Exercised	Outstanding

January 14, 2022	July 10, 2022	January 11, 2027	$1,875.00	500	-	500

May 2, 2023	November 2, 2023	May 2, 2028	$234.375	424	-	424

November 30, 2023	May 27, 2024	May 2, 2028	$18.75	20,000	-	20,000

June 21, 2024	June 21, 2024	N/A	$0.001	452,253	368,533	83,720

June 21, 2024	June 21, 2024	December 21, 2029	$3.09	329,771	-	329,771

December 9, 2024	June 9, 2025	December 9, 2030	$2.031	480,721	-	480,721

December 9, 2024	December 9, 2024	N/A	$0.001	491,157	100,058	391,099

Restricted Stock Units

During the three months ended March 31, 2025, as stock-based consideration for consulting services, the Company granted restricted stock units (“RSUs”) under the 2023 Plan to an individual representing the right to receive one share of the Company’s common stock. The RSUs will 100% vest on June 30, 2026, provided that the grantee remains a consultant of the Company.

The grant date fair value of an RSU represents the closing price of the Company’s common stock on the date of grant. The estimated fair value of each RSU is then expensed over the requisite service period, which is generally the vesting period (approximately a year and a half).

The total stock compensation expense related to RSUs for the three months ended March 31, 2025 was $8,274. The total estimated fair value of RSUs at March 31, 2025 was $69,125 of which $60,851 remains to be vested quarterly through June 30, 2026.

Note 6 – Commitments and Contingencies

Small Molecule Analogues

On December 30, 2019, the Company acquired a series of small molecule analogues pursuant to an Asset Purchase Agreement (“APA”). Pursuant to the APA, the Company is required to make a payment of $50,000 upon raising of at least $2.0 million in funding, and up to approximately $1.75 million based upon successfully meeting clinical and sales milestones. The Company included, in accounts payable at both March 31, 2025 and December 31, 2024, the $50,000 required initial payment. Milestone based payments, if any, will be expensed as incurred.

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

On March 11, 2024, the Company entered into an addendum to the ABSI Agreement to fund research services with quarterly payments of $50,000 beginning March 18, 2024 with subsequent payments due on the 18th of each calendar quarter. During the three months ended March 31, 2025, the Company made payments of $50,000 to ABSI.

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

During the three months ended March 31, 2025 and 2024, the Company incurred milestone fees of $0.2 million, in accordance with the terms of the agreement.

Enkefalos License Agreement

On June 17, 2024 (the “Enkefalos Effective Date”), the Company signed a letter of intent to enter into the Enkefalos License Agreement with Enkefalos Biosciences Inc. (“Enkefalos”) pursuant to which the Company is licensing the global rights in all fields of use for the products related to the compounds knows as cyclotides to deliver HER2 antibodies across the blood-brain barrier and all associated know-how, technology, intellectual property and related information and constructs, and any associated authorized generic rights and all related assets (collectively, the “Products” referred to in this letter as ENBI-01) from Enkefalos. Pursuant to the Enkefalos License Agreement, the Company paid Enkefalos an up-front license fee of $150,000 within ten days of the Enkefalos Effective Date and will pay an additional license fee of $150,000 to be paid 6 months after the Enkefalos Effective Date and an annual license fee of $50,000. The Company shall also pay Enkefalos milestone payments in the aggregate amount of up to $8,500,000 upon the occurrence of various development milestones (the “Enkefalos Development Milestone Payments”). Furthermore, the Company shall pay Enkefalos royalties based on net sales ranging from low single-digit percentages to mid-single digit percentages with higher sales being subject to lower percentages. The Enkefalos License Agreement shall expire upon the expiration of the final payment obligation due to Enkefalos and upon expiration, the Company shall have a fully paid, irrevocable, freely transferable and sublicensable worldwide license to the Licensed Patent Rights and Licensed Technology to Develop, have Developed, make, have made, use, have used sell, offer for sale, have sold, import, have imported, export, have exported, commercialize or have commercialized any and all Licensed Products and to practice the Licensed Technology worldwide. Pursuant to the Enkefalos License Agreement, either the Company or Enkefalos may terminate the Enkefalos License Agreement on written notice to the other party. Upon termination of the Enkefalos License Agreement, the license granted pursuant to such agreement shall terminate and all rights in the Licensed Patent Rights and Licensed Products shall revert back to Enkefalos.

During the three months ended March 31, 2025, the Company incurred license fees of $0.2 million to Enkefalos in accordance with the terms of the agreement.

Intract Patent License Agreement

On September 11, 2024, the Company entered into the Intract Agreement pursuant to which the Company exclusively licensed INT-023/TH023, an oral anti-Tumor Necrosis Factor-alpha (TNF-α) monoclonal antibody infliximab. Under the terms of the Intract Agreement, the Company licensed global development and commercialization rights (outside of South Korea) to Intract’s Soteria® and Phloral® delivery platform along with an existing supply agreement for infliximab to be used in the oral product development program. Pursuant to the Intract Agreement, the Company paid Intract an up-front license fee of $400,000 and Intract is eligible to receive additional payments upon an equity financing of the Company and additional payments for future development, regulatory and commercial milestones, as well as mid-single digit royalties based on net product sales. Purusnt to the Intract Agreement, the Company retains a right of first refusal to continue development and commercialization after a Phase 2 clinical trial. In addition, the Company has the option to exercise the license to Intract’s platform for up to four additional targets. The term of the Intract Agreement expires upon the final payment obligation of Tharimmune and may be terminated by Tharimmune at any time upon 90 days written notice to Intract. Either party may terminate the Intract Agreement if the other party materially breaches any provision of the Intract Agreement and fails to cure such breach within 30 days after the breaching party receives written notice thereof. In addition, either party may terminate the Intract Agreement on written notice in the event that either party declare: (a) becomes insolvent or admits inability to pay its debts generally as they become due; (b) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully dismissed or vacated within 60 days; (c) is dissolved or liquidated or takes any corporate action for such purpose; (d) makes a general assignment for the benefit of creditors; or (e) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business.

During the three months ended March 31, 2025, the Company incurred fees of $0.6 million to Intract in accordance with the terms of the agreement.

Employment Agreements

On July 6, 2023, the Company entered into an amended and restated employment agreement (the “CEO Employment Agreement”) with the CEO. The CEO Employment Agreement has the same terms as the COO Employment Agreement (as defined below) except, the CEO shall (i) receive a base salary of $500,000 per year, which may be increased by the Board; and (ii) be eligible to receive an annual bonus equal to 60% of his then base salary based upon the achievement of Company and individual targets to be established by the Board, in its sole discretion. In addition, in the event the CEO’s employment is terminated by the Company other than as a result of his death or Disability and other than for Cause, or if the CEO terminates his employment for Good Reason, then, in addition to the Accrued Compensation, the Company shall continue to pay the CEO’s base salary and provide health benefits for a period of 18 months following the termination date (each as defined in the CEO Employment Agreement). In addition, all Restricted Shares and Stock Options (as defined in the CEO Employment Agreement) that have not vested as of the date of termination shall be forfeited and outstanding unvested time-based equity awards shall be accelerated in accordance with the applicable vesting schedule as if the CEO had been in service for an additional 12 months as of the termination date.

In connection with the appointment of the Company’s Chief Operating Officer on July 11, 2023 (the “Effective Date”), the Company entered into an employment agreement (the “COO Employment Agreement”) with the COO. The COO Employment Agreement shall continue for a period of five years and, thereafter, shall automatically renew for successive one-year terms unless either party provides the other party with written notice of non-renewal at least 60 days prior to the last day of the then-current term. Pursuant to the COO Employment Agreement, the COO shall: (i) receive a base salary of $400,000 per year, which may be increased by the Board; (ii) be eligible to receive an annual bonus equal to 50% of his then base salary based upon the achievement of Company and individual targets to be established by the Board, in its sole discretion; (iii) be eligible to receive equity-based compensation awards as determined by the Company; (iv) receive reimbursement of reasonable business expenses; and (v) receive such other benefits that the Company may make available to its senior executives from time to time along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

In accordance with the employment agreements, the compensation committee approved a bonus of 50% in equity compensation and 50% in cash compensation on January 13, 2025, based on corporate performance objectives earned during the year ended December 31, 2024. The total bonus earned for the CEO for the year ended December 31, 2024 was made up of cash of $156,300 and options to purchase up to 80,958 shares of the Company’s common stock, which had a grant date fair value of $121,112. The total bonus earned for the COO for the year ended December 31, 2024 was made up of cash of $106,350 and options to purchase up to 52,875 shares of the Company’s common stock, which had a grant date fair value of $79,100. The 2024 bonus was recorded within accrued expenses on the accompanying condensed consolidated balance sheet at December 31, 2024.

Note 7 – Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed consolidated financial statements were issued. Except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Subsequent to March 31, 2025, the Company sold 160,817 shares pursuant to the ATM Agreement for net proceeds of approximately $0.25 million, after deducting sales agent commissions $12,900 and other offering fees of $33,300.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as may be amended, supplemented, or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” or “Tharimmune,” refer to Tharimmune, Inc. (formerly, Hillstream BioPharma, Inc.), individually, or as the context requires, collectively with its subsidiary.

Overview

Tharimmune is a clinical-stage biotechnology company developing therapeutic candidates in immunology and inflammation with high unmet need. On November 3, 2023, we entered into a patent license agreement (the “Avior License Agreement”) with Avior Inc. d/b/a Avior Bio, LLC (“Avior”) pursuant to which we received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize TH104 and TH103 and to practice the Licensed Technology in connection with the foregoing, throughout the world (each as defined in the Avior License Agreement). In February 2023, the U.S. Food and Drug Administration (“FDA”) approved an investigational new drug (“IND”) application for TH104. TH104 has a dual mechanism of action by affecting multiple receptors, known to suppress chronic, debilitating pruritus or “uncontrollable itching.” With respect to TH104, we originally intended to first seek approval for the treatment of moderate-to-severe chronic pruritus in patients with primary biliary cholangitis (“PBC”), an orphan rare form of liver disease with no known cure in which more than 70% of patients suffer from debilitating chronic pruritic. We expected to obtain topline data from a Phase 2 trial in TH104 in Q4 2025 and with respect to TH103, we intended to develop the product candidate and potentially file an IND. In parallel to this strategy, we engaged and received positive feedback in March 2025 from the FDA regarding the additional proposed indication of temporary prophylaxis of respiratory and/or nervous system depression in military personnel and chemical incident responders entering an area contaminated with high-potency opioids (“PrHPO”), for which we submitted a Pre-Investigational New Drug Application (“PIND”). With respect to our PIND for this additional proposed indication for TH104, the Company received positive feedback from the FDA regarding a regulatory pathway that will allow the Company to submit a 505(b)(2) New Drug Application (“NDA”) for TH104. The FDA advised that we will need to perform additional nonclinical studies (i.e., in vitro toxicology studies), but the FDA confirmed that it does not believe any additional clinical trials will be required to define the prophylactic dosing window prior to IND or NDA submission for this indication, which will be the lead program for the Company. The Company intends to pursue the pruritus in PBC indication subsequent to the nearer term opportunity of filing an NDA for PrHPO. The Company intends to conduct a capital efficient strategy to file an NDA for PrHPO, which involves actively progressing its Chemistry, Manufacturing, and Controls (“CMC”) plan to meet the stringent requirements for filing an NDA with the FDA. This comprehensive plan encompasses all aspects of the manufacturing process, quality control measures, and product stability to ensure the consistent production of a high-quality buccal film formulation known as TH104.

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

We are also developing an early-stage pipeline of novel therapeutic candidates targeting validated high value immuno-oncology (“IO”) targets including human epidermal growth factor (“EGF”) receptor 2 (“HER2”), human EGF receptor 3 (“HER3”) and programmed cell death protein 1 (“PD-1”). We are developing antibodies including bispecific antibodies, antibody drug conjugates (“ADCs”) and small molecular weight bovine-derived “knob” domains which have the potential to target and bind more tightly to “undruggable” epitopes better than full sized antibodies. We are advancing HS1940, a bispecific biologic against both PD-1 and vascular endothelial growth receptor (“VEGF”) antibody which targets both receptors. In addition, we anticipate that HS3215, a HER2/HER3 bispecific antibody will progress into preclinical studies in 2025.

The critical components of our business strategy to achieve our goals include:

●	Develop TH104 as a transmucosal buccal film product for temporary prophylaxis of respiratory and/or nervous system depression in military personnel and chemical incident responders entering and area contaminated with high-potency opioids;

●	Develop TH104 as a transmucosal buccal film product for the treatment of moderate-to-severe chronic pruritus in PBC and other inflammatory diseases;

●	Develop TH023 by obtaining regulatory authorization to initiate a first-in-human bioavailability clinical trial and pursue an IND through the FDA post optimizing its CMC program;

●	Create a preclinical and clinical path forward for, HS1940, a unique PD-1 knob-domain antibody fragment as a bispecific biologic against VEGF with unique binding differentiation for IO vulnerable tumors;

●	Continue to advance pre-clinical candidate selection activities against HER2/HER3 receptors with various antibody formats, including HS3215 designed for multiple solid tumor types;

●	Hasten the discovery of next generation multi-specific (bi- and tri) antibodies with binding capabilities to novel epitopes of combinations of HER2 and HER3 with and without toxin delivery capacity to multiple high unmet need rare cancers and other validated immunology and metabolic targets; and

●	Pursue strategic collaboration opportunities including partnering and potential merger and acquisition transactions to maximize the value of our pipeline to bring novel therapies to patients suffering from high unmet need conditions

License Agreements

Applied Biomedical Research Institute Research and Development Collaboration and License Agreement

On July 5, 2023, we entered into the “ABSI Agreement with ABSI pursuant to which ABSI granted us an exclusive royalty-bearing, sublicensable license to the ABSI Patents and a non-exclusive, royalty-bearing, sublicensable license to the ABSI Know-How to Exploit the ABSI Products for the treatment, diagnosis, prediction, detection or prevention of disease in humans and animals worldwide. Pursuant to the ABSI Agreement, the parties shall form a committee to manage the preclinical, IND-enabling studies and such other activities as shall lead to the initiation of a Phase 1 clinical trial of the ABSI Product. The parties will collaborate on a Target-by-Target basis to identify and evaluate ABSI Products directed against such Target with a view to identifying or generating suitable Products for our Company to Exploit. “Target” means ErB2 (Her2) and ErbB3. Upon completion of the Discovery Timeline for a Target, subject to the terms and conditions of ABSI Agreement, we shall exclusively own any ABSI Products against such Target. In the event the committee determines that the discovery activities are unsuccessful with respect to a Target, we may propose an additional target, which, upon approval by ABSI, shall replace a failed Target, each capitalized term as defined in the ABSI Agreement.

On March 11, 2024, we entered into an addendum to the ABSI Agreement to fund research services with quarterly payments of $50,000 beginning March 18, 2024 with subsequent payments due on the 18th of each calendar quarter.

Avior Patent License Agreement

On November 3, 2023, we entered into the Avior Patent License Agreement with Avior pursuant to which we received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, develop, have developed, make, have made, use, sell, import, export and commercialize TH104 and TH103 and to practice the Licensed Technology in connection with the foregoing, throughout the world. Pursuant to the Avior Patent License Agreement, we paid Avior an up front license fee of $0.4 million and a quarterly license fee of $0.15 million each quarter in 2024. In addition, we shall pay Avior a high single digit percentage of any upfront payments received by us as a result of the grant of any sublicenses with respect to TH104. We shall also pay Avior milestone payments in the aggregate amount of $24.25 million upon the occurrence of various development milestones (the “Development Milestone Payments”). Furthermore, we shall pay Avior certain fees based upon sales milestones. The payments for such sales milestones range from the low seven digits to the low eight digits with higher sales being subject to higher fees. Finally, we shall pay Avior royalties based on net sales. Such royalties range from low single digit percentages to mid-single digit percentages with higher sales being subject to lower percentages. All capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Avior Patent License Agreement.

Enkefalos License Agreement

On June 17, 2024, we signed a letter of intent (the “Enkefelos LOI”) to enter into the Enkefalos License Agreement with Enkefalos pursuant to which we are licensing the global rights in all fields of use for the products related to the compounds knows as cyclotides to deliver HER2 antibodies across the blood-brain barrier and all associated know-how, technology, intellectual property and related information and constructs, and any associated authorized generic rights and all related assets (collectively, the “Products” referred to in this letter as ENBI-01) from Enkefalos. Pursuant to the Enkefalos License Agreement, we paid Enkefalos an upfront license fee of $150,000 upon signing of the Enkefalos LOI and an additional $150,000 license fee to be paid 6 months after the Enkefalos Effective Date. In addition, we shall pay Enkefalos a $50,000 annual license fee and milestone payments in the aggregate amount of up to $8,500,000 upon the occurrence of various development milestones (the “Enkefalos Development Milestone Payments”). Furthermore, we shall pay Enkefalos royalties based on net sales. Such royalties range from low-single digit percentages to mid-single digit percentages with higher sales being subject to lower percentages. The Enkefalos License Agreement shall expire upon the expiration of the final payment obligation due to Enkefalos as set forth in such agreement. Upon the expiration of the Enkefalos Patent License Agreement, we shall have a fully paid, irrevocable, freely transferable and sublicensable worldwide license to the Licensed Patent Rights and Licensed Technology to Develop, have Developed, make, have made, use, have used sell, offer for sale, have sold, import, have imported, export, have exported, commercialize or have commercialized any and all Licensed Products and to practice the Licensed Technology worldwide.

Intract Patent License Agreement

On September 11, 2024, we entered into the Intract Agreement with Intract, pursuant to which the Company exclusively licensed INT-023/TH023, an oral anti-Tumor Necrosis Factor-alpha (TNF-α) monoclonal antibody infliximab. Under the terms of the Intract Agreement, we licensed global development and commercialization rights (outside of South Korea) to Intract’s Soteria® and Phloral® delivery platform along with an existing supply agreement for infliximab to be used in the oral product development program. Pursuant to the Intract Agreement, Intract received a mid-six digit upfront payment eligible to receive additional payments upon an equity financing of the Company and is eligible for future development, regulatory and commercial milestones, as well as mid-single digit royalties based on net product sales. Under the terms of the Intract Agreement, we retain a right of first refusal to continue development and commercialization after a Phase 2 clinical trial and have the option to exercise the license to Intract’s platform for up to four additional targets. The term of the Intract Agreement expires upon the final payment obligation of the Company under the Intract Agreement. In addition, the Intract Agreement may be terminated by us at any time upon 90 days written notice to Intract. Either party may terminate the Intract Agreement if the other party materially breaches any provision of the Intract Agreement and fails to cure such breach within 30 days after the breaching party receives written notice thereof. In addition, either party may terminate the Intract Agreement on written notice in the event that either party declare: (a) becomes insolvent or admits inability to pay its debts generally as they become due; (b) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully dismissed or vacated within 60 days; (c) is dissolved or liquidated or takes any corporate action for such purpose; (d) makes a general assignment for the benefit of creditors; or (e) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business. On March 14, 2025 we amended the Intract Agreement to pay the milestone due upon closing of our December 2024 PIPE Offering in equal installments over the next 12 months, with the first payment beginning in the second quarter of 2025.

Recent Developments

On June 7, 2024, we entered into an at-the-market offering agreement (the “ATM Agreement”) with Rodman & Renshaw LLC (the “ATM Sales Manager”) under which we may sell, from time to time through the ATM Sales Manager, shares of common stock in one or more offerings up to a total dollar amount of $1.65 million.

To date, we have sold 200,817 shares pursuant the ATM Agreement for net proceeds of approximately $0.3 million, after deducting commissions of $15,400 and other offering expenses of $33,600. See Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

On June 17, 2024, we reported positive Type C meeting feedback from the FDA for our Phase 2 clinical trial with TH104, confirming our plan to pursue a 505(b)(2) approval pathway, which permits inclusion of data from external studies when the active ingredient is already approved in the United States. The FDA also agreed that the nonclinical studies submitted to the FDA in advance of the meeting appear sufficient to support the proposed Phase 2 clinical trial. In addition, the FDA provided feedback on study design and certain recommendations regarding PBC patient inclusion, the primary endpoint to assess pruritus in these patients, and considerations for monitoring for adverse events in this patient population. We engaged and received positive feedback in March 2025 from the FDA regarding the additional proposed indication of temporary prophylaxis of respiratory and/or nervous system depression in military personnel and chemical incident responders entering an area contaminated with high-potency opioids (“PrHPO”), for which we submitted a PIND. With respect to our PIND for this additional proposed indication for TH104, the Company received positive feedback from the FDA regarding a regulatory pathway that will allow Tharimmune to submit a 505(b)(2) NDA for TH104. The FDA confirmed that no additional clinical trials will be required prior to NDA submission for this indication, which will be the lead program for the Company. Based on this interaction with FDA we plan to delay the Phase 2 trial with TH104 in moderate-to-severe chronic pruritus in PBC patients until after planning and completing a hepatic impairment study. Due to the positive interaction with the FDA allowing for a 505(b)2 NDA application for PrHPO with no further clinical studies, we designated PrHPO as the lead program for the Company.

Components of Results of Operations

Revenue

We have not recognized revenue since inception or for the three months ended March 31, 2025 and 2024.

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

We have incurred research and development expenses related to the development of HSB-1216, which has been deprioritized. We expect that our research and development expenses will increase as we plan for and commence further studies for HS1940 and HS3215.

We cannot determine with certainty the duration and costs of future clinical trials of our product candidates, HS1940 and HS3215, or any other product candidates we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our current and future product candidates will depend on a variety of factors, including:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth key components of our results of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024	Change
Condensed Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$594,070	$1,025,258	$(431,188)
General and administrative	1,952,599	1,322,045	630,554
Total operating expenses	2,546,669	2,347,303	199,366
Other income (expense):
Interest expense	(8,471)	(4,700)	(3,771)
Interest income	13,436	95,894	(82,458)
Total other income (expense)	4,965	91,194	(86,229)
Net loss	$(2,541,704)	$(2,256,109)	$(285,595)

Research and Development Expenses

Research and development expenses decreased by $0.4 million, or 42%, to $0.6 million for the three months ended March 31, 2025 from $1.0 million for the three months ended March 31, 2024. The decrease was primarily the result of a decrease in clinical trial expenses of approximately $0.1 million due to completion of our Phase 1 clinical trial and start up costs related to our Phase 2 clinical trial in TH104 and a decrease of $0.3 million in expenses related to preclinical vendors.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million, or 43%, to $1.9 million for the three months ended March 31, 2025 from $1.3 million for the three months ended March 31, 2024. The change in general and administrative expenses was primarily due to an increase of $0.3 million in investor relations, an increase of $0.1 million in corporate taxes, and an increase of $0.2 intellectual property expense.

Interest Expense

Interest expense increased by $3,771, or 80%, to $8,471 for the three months ended March 31, 2025 from $4,700 for the three months ended March 31, 2024. The increase in interest expense was primarily related to the director and officer insurance premium financing liability as well as the note payable related to the legal fees settlement.

Interest Income

Interest income decreased by $82,458, or 86%, to $13,436 for the three months ended March 31, 2025 from $95,894 for three months ended March 31, 2024. The decrease in interest income was primarily due to the decrease in cash March 2024 to March 2025.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2025, we incurred operating losses in the amount of approximately $2.5 million, expended approximately $2.7 million of net cash used in operating activities, and had an accumulated deficit of approximately $39.4 million as of March 31, 2025. Through March 31, 2025, we have primarily financed our operations through public and private offerings of our equity securities.

In April 2025, we raised gross proceeds of $0.26 million pursuant to the ATM Agreement from the sale of 160,817 shares of our common stock at an average price of $1.61 per share. The net proceeds from the sales were $0.25 million, after deducting sales agent commissions of $12,900 and other offering fees of $33,300.

Further, on June 17, 2024 and December 9, 2024, we closed private placement offerings (the “June 2024 PIPE Offering” and “December 2024 PIPE Offering”, respectively) with certain accredited investors, consisting of offerings of shares of our common stock and/or pre-funded warrants to acquire shares of our common stock and warrants to acquire shares of our common stock, with combined net proceeds of approximately $3.6 million.

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

We may seek to raise additional funding through the sale of additional equity or debt securities, enter into strategic partnerships, grants or other arrangements or a combination of the foregoing to support our future operations; however, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us, on a timely basis, or at all. The failure to obtain sufficient additional funding could adversely affect our ability to achieve our business objectives and product development timelines and may result in us delaying or terminating clinical trial activities which could have a material adverse effect on our results of operations.

Cash Flow Activities for the Three Months Ended March 31, 2025 and 2024

The following table sets forth a summary of our cash flows for the periods presented.

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(2,689,001)	$(2,825,181)
Net cash provided by financing activities	205,568	317,119
Net decrease in cash	$(2,483,433)	$(2,508,062)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2025 was $2.7 million which consisted of net loss of $2.5 million and net changes in operating assets and liabilities of approximately $0.4 million, partially offset by non-cash stock-based compensation of approximately $0.2 million.

Cash used in operating activities for the year ended March 31, 2024 was $2.8 million which consisted of net loss of $2.3 million, increase in prepaid and other current assets of $0.4 million, and decrease in operating liabilities of $0.3 million, partially offset by non-cash stock-based compensation of $0.2 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2025 was $0.2 million. The net increase in financing activities was due to proceeds from the insurance premium financing liability of $0.3 million, offset by repayments of insurance premium financing liability of $0.1 million and repayments of the note payable of less than $0.1 million.

Cash provided by financing activities for the three months ended March 31, 2024 was $0.3 million primarily attributable to proceeds from insurance premium financing liability of $0.4 million, offset by repayments of insurance premium financing liability of $0.1 million.

Reverse Stock Split

On May 24, 2024, we effectuated an additional reverse split of shares of our common stock at a ratio of 1-for-15 pursuant to an amendment to our Certificate of Incorporation, as amended, filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. The par value of our common stock was not adjusted as a result of the reverse split. All issued and outstanding common stock share and per share amounts contained in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the reverse split for all periods presented.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 26, 2025 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officer adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	Consulting Agreement with Don Kim dated February 21, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2025)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline XBRL included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

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

THARIMMUNE, INC.

Date: May 12, 2025	By:	/s/ Randy Milby
Randy Milby
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Don Kim
Don Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

