Form 10-Q
period 2025-06-30
Tharimmune, Inc.
filed 2025-08-14
CIK 1861657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-41210

THARIMMUNE, INC.

(Exact name of registrant as specified in charter)

Delaware	84-2642541
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

34 Shrewsbury Ave, Suite 1C, Red Bank, NJ	07701
(Address of principal executive offices)	(Zip code)

(732) 889-3111

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	THAR	The Nasdaq Stock Market LLC

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

Number of common shares outstanding as of August 11, 2025 was 4,635,251.

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operation;

●	the success, cost and timing of our clinical trials;

●	our dependence on third parties in the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our product candidates;

●	the impact of a health epidemic on our business, our clinical trials, our research programs, healthcare systems, or the global economy as a whole;

●	the potential that results of pre-clinical and clinical trials indicate our current product candidates or any future product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing therapies and products that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product candidates;

●	market acceptance of our product candidates, the size and growth of the potential markets for our current product candidates and any future product candidates we may seek to develop, and our ability to serve those markets;

●	the successful development of our commercialization capabilities, including sales and marketing capabilities; and

●	general business and economic conditions, such as inflationary pressures, geopolitical conditions and other trade barriers.

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

3

THARIMMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$2,241,980	$3,559,361
Prepaid expenses and other current assets	196,018	45,263
Deferred offering costs	92,168	117,000

Total current assets	2,530,166	3,721,624

Total assets	$2,530,166	$3,721,624

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$770,610	$1,089,666
Accrued expenses	1,057,941	1,324,316
Insurance premium financing liability	84,540	-
Note payable	249,716	-

Total current liabilities	2,162,807	2,413,982

Total liabilities	2,162,807	2,413,982

Commitments and contingencies (see Note 5)

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 4,221,166 shares and 1,973,999 shares issued and 4,220,920 shares and 1,973,753 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	422	198
Additional paid-in capital	41,734,853	38,278,503
Accumulated deficit	(41,297,951)	(36,901,094)
Treasury stock, at cost, 246 shares held in treasury as of June 30, 2025 and December 31, 2024	(69,965)	(69,965)

Total stockholders’ equity	367,359	1,307,642

Total liabilities and stockholders’ equity	$2,530,166	$3,721,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Operating expenses
Research and development	$546,204	$999,553	$1,140,274	$2,024,811
General and administrative	1,304,956	1,373,901	3,257,555	2,695,946

Total operating expenses	1,851,160	2,373,454	4,397,829	4,720,757

Loss from operations	(1,851,160)	(2,373,454)	(4,397,829)	(4,720,757)

Other income (expense)
Interest expense	(6,161)	(5,217)	(14,632)	(9,917)
Interest income	2,168	53,614	15,604	149,508

Total other income (expense), net	(3,993)	48,397	972	139,591

Net loss	$(1,855,153)	$(2,325,057)	$(4,396,857)	$(4,581,166)

Net loss per share:
Basic and diluted	$(0.64)	$(2.42)	$(1.61)	$(4.96)

Weighted average number of common shares outstanding*:
Basic and diluted	2,877,327	962,149	2,725,863	923,916

*	Amounts have been retroactively restated to reflect the 1-for-15 reverse stock split effectuated on May 24, 2024 (See Note 2 to the condensed consolidated financial statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

For the three months ended June 30, 2024:

Balance, March 31, 2024*	888,054	$90	$34,078,917	$(26,959,635)	246	$(69,965)	$7,049,407

Private investment in public equity offering, net of issuance costs of $268,250	207,292	21	1,815,890	-	-	-	1,815,911

Net loss	-	-	-	(2,325,057)	-	-	(2,325,057)

Stock based compensation	-	-	153,647	-	-	-	153,647

Balance, June 30, 2024	1,095,346	$111	$36,048,454	$(29,284,692)	246	$(69,965)	$6,693,908

For the six months ended June 30, 2024:

Balance, December 31, 2023*	884,720	$89	$33,904,749	$(24,703,526)	246	$(69,965)	$9,131,347

Stock issuance pursuant to services agreement	3,334	1	20,549	-	-	-	20,550

Private investment in public equity offering, net of issuance costs of $268,250	207,292	21	1,815,890	-	-	-	1,815,911

Net loss	-	-	-	(4,581,166)	-	-	(4,581,166)

Stock based compensation	-	-	307,266	-	-	-	307,266

Balance, June 30, 2024	1,095,346	$111	$36,048,454	$(29,284,692)	246	$(69,965)	$6,693,908

For the three months ended June 30, 2025:

Balance, March 31, 2025	2,108,999	$211	$38,697,881	$(39,442,798)	246	$(69,965)	$(814,671)

Private investment in public equity offering, net of issuance costs of $240,000	1,551,351	155	2,259,845	-	-	-	2,260,000

At-the-market offerings, net of issuance costs	163,359	16	219,531	-	-	-	219,547

Cashless exercise of pre-funded warrants	391,157	39	(39)	-	-	-	-

Issuance costs related to Form S-8 Options Registration Statement	-	-	(10,000)	-	-	-	(10,000)

Stock issuance pursuant to termination agreement	6,300	1	8,252	-	-	-	8,253

Net loss	-	-	-	(1,855,153)	-	-	(1,855,153)

Stock based compensation	-	-	559,383	-	-	-	559,383

Balance, June 30, 2025	4,221,166	$422	$41,734,853	$(41,297,951)	246	$(69,965)	$367,359

For the six months ended June 30, 2025:

Balance, December 31, 2024	1,973,999	$198	$38,278,503	$(36,901,094)	246	$(69,965)	$1,307,642

Private investment in public equity offering, net of issuance costs of $240,000	1,551,351	155	2,259,845	-	-	-	2,260,000

At-the-market offerings, net of issuance costs	163,359	16	219,531	-	-	-	219,547

Cashless exercise of pre-funded warrants	491,157	49	(49)	-	-	-	-

Stock issuance pursuant to bonus liability	-	-	200,212	-	-	-	200,212

Restricted stock unit issuance pursuant to service agreement	35,000	3	(3)	-	-	-	-

Issuance costs related to Form S-8 Options Registration Statement	-	-	(10,000)	-	-	-	(10,000)

Stock issuance pursuant to termination agreement	6,300	1	8,252	-	-	-	8,253

Net loss	-	-	-	(4,396,857)	-	-	(4,396,857)

Stock based compensation	-	-	778,562	-	-	-	778,562

Balance, June 30, 2025	4,221,166	$422	$41,734,853	$(41,297,951)	246	$(69,965)	$367,359

*	Amounts have been retroactively restated to reflect the 1-for-15 reverse stock split effectuated on May 24, 2024 (See Note 2 to the condensed consolidated financial statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(4,396,857)		$(4,581,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	778,562		307,266
Stock issuance pursuant to termination agreement	8,253		-
Stock issuance pursuant to services agreement	-		20,550
Increase in operating assets:
Prepaid expenses and other current assets	(150,755)		(290,579)
Increase (decrease) in operating liabilities:
Accounts payable	(4,571)		(133,548)
Accrued expenses	(66,163)		(327,007)

Net cash used in operating activities	(3,831,531)		(5,004,484)

Net cash provided by (used in) investing activities	-		-

Cash flows from financing activities:
Proceeds from issuance of common stock upon private investment in public equity offering	2,500,000		2,084,161
Proceeds from issuance of common stock upon at-the-market offerings	266,625		-
Payment of deferred offering costs	(272,246)		(319,250)
Proceeds from insurance premium financing liability	285,178		393,960
Repayment of insurance premium financing liability	(200,638)		(193,912)
Repayment of note payable	(64,769)		-

Net cash provided by financing activities	2,514,150		1,964,959

Net decrease in cash	(1,317,381)		(3,039,525)

Cash, beginning of period	3,559,361		10,935,352

Cash, end of period	$2,241,980		$7,895,827

Supplemental disclosure of non-cash financing activities:
Unpaid deferred financing costs	$-		$9,000

Amortization of deferred offering costs from ATM offering	$24,832		$-

Reduction of premium related to insurance premium financing	$101,102	$

Issuance of note payable for settlement of previously incurred professional fees	$314,485		$-

Issuance of options to settle liability	$200,212		$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Description of Business and Liquidity

Nature of Operations

Tharimmune, Inc. (formerly, Hillstream BioPharma, Inc.) (“Tharimmune” or the “Company”) was incorporated on March 28, 2017, as a Delaware C-corporation. At June 30, 2025, Tharimmune had one wholly-owned subsidiary: Hillstream Oncology, Inc. (“Hillstream Oncology”), formerly, HB Pharma Corp.

Tharimmune is a clinical-stage biotechnology company developing therapeutic candidates in immunology and inflammation conditions with high unmet need. On November 3, 2023, the Company entered into a patent license agreement (the “Avior License Agreement”) with Avior Inc. d/b/a Avior Bio, LLC (“Avior”) pursuant to which it received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize TH104 and TH103) and to practice the Licensed Technology in connection with the foregoing, throughout the world (each as defined in the Avior License Agreement). In February 2023, the U.S. Food and Drug Administration (“FDA”) approved an investigational new drug (“IND”) application for TH104. TH104 has a dual mechanism of action by affecting multiple receptors, known to suppress chronic, debilitating pruritus or “uncontrollable itching.” With respect to TH104, the Company originally intended to first seek approval for the treatment of moderate to severe chronic pruritus in patients with primary biliary cholangitis (“PBC”), an orphan rare form of liver disease with no known cure in which more than 70% of patients suffer from debilitating chronic pruritic. The Company engaged and received positive feedback in March 2025 from the FDA regarding the additional proposed indication of temporary prophylaxis of respiratory and/or nervous system depression in military personnel and chemical incident responders entering an area contaminated with high-potency opioids (“PrHPO”), for which it submitted a Pre-Investigational New Drug Application (“PIND”). With respect to the PIND for this additional proposed indication for TH104, the Company received positive feedback from the FDA regarding a regulatory pathway that will allow it to submit a 505(b)(2) New Drug Application (“NDA”) for TH104. The FDA advised that the Company will need to perform additional nonclinical studies (i.e., in vitro toxicology studies), but the FDA confirmed that it does not believe any additional clinical trials will be required to define the prophylactic dosing window prior to IND or NDA submission for this indication, which the Company expects will be the lead program. The Company intends to pursue the pruritus in PBC indication subsequent to the nearer term opportunity of filing an NDA for PrHPO. the Company intends to conduct a capital efficient strategy to file an NDA for PrHPO, which involves actively progressing its Chemistry, Manufacturing, and Controls (“CMC”) plan to meet the stringent requirements for filing an NDA with the FDA. This comprehensive plan encompasses all aspects of the manufacturing process, quality control measures, and product stability to ensure the consistent production of a high-quality buccal film formulation known as TH104.

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

The Company has developed an early-stage pipeline of novel therapeutic candidates targeting validated high value immuno-oncology (“IO”) targets including human epidermal growth factor (“EGF”) receptor 2 (“HER2”), human EGF receptor 3 (“HER3”) and programmed cell death protein 1 (“PD-1”). The Company is developing antibodies including bispecific antibodies and small molecular weight bovine-derived “knob” domains which have the potential to target and bind more tightly to “undruggable” epitopes differently than full sized antibodies. The Company is advancing HS1940, a bispecific biologic against both PD-1 and vascular endothelial growth receptor (“VEGF”) antibody which targets both receptors. We have also developed HS3215, a bispecific antibody against both HER2 and HER3 which targets a novel “bridging epitope” encompassing multiple domains of the HER2 extracellular domain (“ECD”) as well as ligand-dependent and independent blocking of the ECD of HER3.

In addition, on May 23, 2024, HB Pharma Corp. filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware pursuant to which it changed its name to Hillstream Oncology, Inc. effective as of May 23, 2024.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2025, the Company incurred operating losses in the amount of approximately $4.4 million, expended approximately $3.8 million in net cash used in operating activities, and had an accumulated deficit of approximately $41.3 million as of June 30, 2025. Through June 30, 2025, the Company has primarily financed its operations through public and private offerings of its equity securities. On June 7, 2024, the Company filed a Registration Statement on Form S-3 with the SEC using a “shelf” registration process pursuant to which, under an at-the-market offering agreement (the “ATM Agreement”), the Company may sell, from time to time through the applicable sales manager, shares of common stock in one or more offerings up to a total dollar amount of $1.65 million. Pursuant to the ATM Agreement, the Company has sold 203,359 shares for net proceeds of approximately $0.3 million, after deducting commissions of $15,506 and other offering fees of $41,952. Further, on June 17, 2024, December 9, 2024, and June 13, 2025, the Company closed private placement offerings (the “June 2024 PIPE Offering,” “December 2024 PIPE Offering” and “June 2025 PIPE Offering,” respectively) with certain accredited investors of shares of the Company’s common stock and/or pre-funded warrants to acquire shares of the Company’s common stock and warrants to acquire shares of the Company’s common stock, with combined net proceeds to the Company of approximately $5.9 million. See Note 4 to the condensed consolidated financial statements for details regarding the various offerings.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheet, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025 or any other future period. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations, and cash flows are presented in U.S. Dollars. These condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2025.

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

Reverse Stock Splits

On May 24, 2024, the Company effectuated a reverse split of shares of its common stock at a ratio of 1-for-15 pursuant to an amendment to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. The par value of the Company’s common stock was not adjusted as a result of this or any prior reverse split. All issued and outstanding common stock share and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect this and any prior reverse splits for all periods presented.

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

Concentration of Credit Risk

The Company maintains cash balances with various financial institutions. Account balances at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor. At various times during the year, bank account balances may have been in excess of federally insured limits. The Company has not experienced losses in such accounts. The Company believes that it is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees, and directors as an expense in the condensed consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of common stock issued pursuant to termination agreements as well as restricted stock or restricted stock units is generally measured as the grant-date price of the Company’s common stock. The fair value of each option grant to employees, non-employees, and directors is estimated as of the date of grant using the Black-Scholes option-pricing model, net of actual forfeitures. The fair value is amortized as compensation cost on the straight-line basis over the requisite service period of the awards, which is generally the vesting period.

Prior to January 12, 2022, the Company was a private company and the Company’s common stock has only been publicly traded since that date. As a result, the Company has limited company-specific historical and implied volatility information. Therefore, it has estimated its expected stock volatility based on the historical data of a publicly traded set of peer companies. The expected term of stock options granted was between five and seven years. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant for time periods approximately equal to the expected term of the award.

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

Deferred Offering Costs

Deferred offering costs consists primarily of legal, accounting, underwriters’ fees, printing, and filing fees that are incurred prior to an offering of the Company’s common stock and are initially capitalized and then subsequently reclassified to additional paid-in capital upon completion of the offering. If an offering is not completed, any associated offering costs will be expensed immediately upon termination of the offering. At June 30, 2025 and December 31, 2024, there were $92,168 and $117,000, respectively, in deferred offering costs associated with the ATM Agreement.

Insurance Premium Financing Liability

In January 2024, the Company entered into an insurance premium financing agreement for $492,450, with a term of 10 months and an annual interest rate of 7.5%. The Company made a down payment of $98,490 and was required to make monthly principal and interest payments of $40,763 over the term of the agreement, which matured in November 2024.

In January 2025, the Company entered into an insurance premium financing agreement for $386,280, with a term of 10 months and an annual interest rate of 7.15%. The Company made a down payment of $77,356 and was required to make monthly principal and interest payments of $31,914 over the term of the agreement, which matures in November 2025. During the quarter ended June 30, 2025, the Company reduced its insurance coverage, effectively reducing premiums. The Company received a refund of $101,102, which was applied against the insurance premium financing agreement. As a result, monthly principal and interest payments were reduced to $17,471. Prepaid insurance at June 30, 2025 of $125,740 after reduction of the total premium, is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet.

Retirement Plan

The Company has a 401(k) defined contribution plan which covers all employees that meet the plan’s eligibility requirements. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company makes a discretionary match which is currently equal to 3% of employee contributions. Total company contributions to the plan were $3,808 and $15,548 for the three and six months ended June 30, 2025, respectively, and $0 and $337 for the three and six months ended June 30, 2024, respectively.

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

The Company follows the guidance in FASB ASC Subtopic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more-likely-than-not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. At June 30, 2025 and December 31, 2024, the Company had no unrecognized uncertain income tax positions, and therefore no amounts have been recognized in the condensed consolidated financial statements.

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

Potentially dilutive securities not included in the computation of loss per share for the six months ended June 30, 2025 and 2024 included options to purchase 242,206 and 6,102 shares of common stock, respectively, and 35,000 and 0 restricted stock units subject to vesting, respectively. Other potentially dilutive securities not included in the computation of loss per share for the six months ended June 30, 2025 and 2024 included warrants to purchase 500 shares of the Company’s common stock related to the Company’s initial public offering (the “IPO”); warrants to purchase 424 and 20,000 shares of the Company’s common stock issued in the Company’s May 2023 and November 2023 offerings, respectively; pre-funded warrants to purchase 83,063 shares of the Company’s common stock issued in the June 2024 PIPE Offering; warrants to purchase 480,721 and 329,771 shares of the Company’s common stock issued in the December 2024 PIPE Offering and June 2024 PIPE Offering, respectively; warrants to purchase 19,786 shares of the Company’s common stock issued to the placement agents in the June 2024 PIPE Offering; and warrants to purchase 2,533,759 shares of the Company’s common stock issued in the June 2025 PIPE Offering. All common share amounts as of June 30, 2025 and December 31, 2024 and per share amounts for the six months ended June 30, 2025 and 2024 have been retroactively adjusted to reflect a 1-for-15 reverse stock split of the Company’s common stock effectuated on May 24, 2024.

Recently Adopted Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements that were required to be adopted or are required to be adopted in the near future and believes that none of them will have a material effect on the Company’s financial position, results of operations, or cash flows.

Note 3 – Note Payable

The Company issued a promissory note in the amount of $333,265 to satisfy an outstanding amount owed to its prior attorney. The promissory note is payable in monthly installments of $24,000 through December 2025, with a final payment of $93,265. No interest is due on the outstanding balance of the note payable. However, following an event of default, the note shall accrue interest at 3.7% on the outstanding balance and the balance shall be immediately due in full.

As the promissory note does not have an interest component, imputed interest at 10%, using the prime rate plus an additional estimated factor related to the Company’s credit rating, was calculated and the note payable is recorded at the present value of the total payments, including the forgivable portion. The balance, at net present value, is $249,716 at June 30, 2025, and is considered current.

Note 4 – Common Stock

Pursuant to the Company’s Certificate of Incorporation, the Company has 250,000,000 shares of common stock authorized for issuance. On May 24, 2024, the Company effectuated a reverse split of shares of its common stock at a ratio of 1-for-15 pursuant to an amendment to the Company’s Certificate of Incorporation filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. The par value of the Company’s common stock was not adjusted as a result of this or any prior reverse stock split.

On January 24, 2024, pursuant to a corporate advisory consulting agreement, the Company issued 3,334 shares of its common stock with a per share value of $6.16, representing total compensation expense of $20,550 (as calculated based on the closing value of the Company’s common stock at the effective issuance date).

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

On June 21, 2024, the Company closed a private placement offering with certain accredited investors of $2.08 million of the Company’s securities consisting of shares of the Company’s common stock and/or pre-funded warrants to acquire shares of the Company’s common stock and warrants to acquire shares of the Company’s common stock. Pursuant to the June 2024 PIPE Offering, the Company issued 207,292 shares of its common stock at an offering price of $3.16 per share, pre-funded warrants to purchase up to 452,253 shares of the Company’s common stock (the “June 2024 Pre-Funded Warrants”), and warrants to purchase up to 329,771 shares of the Company’s common stock, exercisable at $3.09 per share (the “June 2024 PIPE Warrants”). Net proceeds to the Company from the June 2024 PIPE Offering were approximately $1.8 million, after deducting approximately $268,000 in offering costs. In addition, the Company issued placement agent warrants to purchase up to 19,786 shares of the Company’s common stock, exercisable at $3.09 per share (the “June 2024 Placement Agent Warrants”).

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

During the six months ended June 30, 2025, the Company sold 163,359 shares of its common stock pursuant to the ATM Agreement at an average offering price of $1.63 per share. Net proceeds from the offering were approximately $219,547, after deducting fees and other offering costs.

On June 13, 2025, the Company closed an additional private placement offering with certain accredited investors of $2.50 million of the Company’s securities consisting of shares of the Company’s common stock and/or pre-funded warrants to acquire shares of the Company’s common stock and warrants to acquire shares of the Company’s common stock. Pursuant to the June 2025 PIPE Offering, the Company issued 1,551,351 shares of its common stock at an offering price of $1.48 per share, pre-funded warrants to purchase up to 137,838 shares of the Company’s common stock (the “June 2025 Pre-Funded Warrants”), exercisable at $0.001 per share, series A warrants to purchase up to 1,689,189 shares of the Company’s common stock, exercisable at $1.48 per share (the “June 2025 Series A Warrants”), and series B warrants to purchase up to 844,570 shares of the Company’s common stock, exercisable at $3.00 per share (the “June 2025 Series B Warrants”). Net proceeds to the Company from the June 2025 PIPE Offering were approximately $2.3 million, after deducting approximately $0.2 million in offering costs.

Note 5 – Stock Based Compensation

Incentive Plans and Options

Under the Company’s 2017 Stock Incentive Plan (the “2017 Plan”), the Company could grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. Up to 261 shares of the Company’s common stock may be issued pursuant to the 2017 Plan.

The Company granted options to acquire 255 shares of common stock at $4,950 per share under the 2017 Plan. At both June 30, 2025 and December 31, 2024, there were options outstanding to acquire 255 shares of common stock. As of June 30, 2025 and December 31, 2024, all such options were fully vested, and had a weighted average remaining contractual life of approximately 2.7 and 3.2 years, respectively.

In July 2019, the Company authorized an additional plan, the 2019 Stock Incentive Plan (the “2019 Plan”). Under the 2019 Plan, the Company could grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. At both June 30, 2025 and December 31, 2024, a total of 10,452 shares were authorized for issuance under the 2019 Plan.

As of both June 30, 2025 and December 31, 2024, the Company has granted options to acquire 10,452 shares of common stock under the 2019 Plan and no shares of common stock remain available for issuance under the 2019 Plan. There are stock options outstanding to acquire 5,512 shares of common stock with a weighted-average exercise price of $1,105.50 at both June 30, 2025 and December 31, 2024 and weighted average contractual terms of 6.3 years and 6.8 years at June 30, 2025 and December 31, 2024, respectively.

On August 17, 2023, the Company authorized the Tharimmune, Inc. 2023 Omnibus Incentive Plan (as amended, the “2023 Plan”). Under the 2023 Plan, the Company may grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. Initially, there were 6,934 shares of the Company’s common stock available to be issued pursuant to the 2023 Plan. Under an amendment and restatement to the 2023 Plan approved by the Company’s stockholders on May 14, 2024, a total of up to 173,600 shares of the Company’s common stock may be issued pursuant to the 2023 Plan. In addition, under the amendment, an “evergreen” provision was added to automatically increase the number of shares available under the 2023 Plan on January 1 annually, beginning January 1, 2025 and ending January 1, 2033, equal to the lesser of five percent of the shares of common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year or such lesser number of shares of the Company’s common stock as determined by the Board of Directors. Effective January 1, 2025, an additional 98,688 shares of the Company’s common stock were added to the 2023 Plan. Further, effective June 10, 2025, the shareholders approved an amendment to the 2023 Plan, increasing the 2023 Plan by 520,314 shares.

During the three and six months ended June 30, 2025, the Company granted 133,833 options to acquire shares of common stock under the 2023 Plan. At June 30, 2025 521,797 shares of common stock remain available for issuance under the 2023 Plan. As of June 30, 2025 and December 31, 2024, there are stock options outstanding to acquire 236,439 and 103,188 shares of common stock with a weighted-average exercise price of $2.44 and $3.11, respectively, and weighted-average contractual terms of 9.4 years and 9.6 years, respectively.

The following table summarizes stock-based activities under the 2017 Plan, 2019 Plan, and 2023 Stock Incentive Plans:

		Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Contractual
	Options	Price	Terms

Outstanding at December 31, 2024	108,955	$70.46	9.5 years
Granted	133,833	$1.93	9.6 years
Forfeited	(582)	$2.93	9.1 years
Outstanding at June 30, 2025	242,206	$32.75	9.3 years

Exercisable options at June 30, 2025	239,033	$33.15	9.3 years

Vested and expected to vest at June 30, 2025	242,206	$32.75	9.3 years

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

Stock options granted during the six months ended June 30, 2025 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	For the six months ended June 30,
	2025	2024
Expected volatility	102.3%	N/A
Risk-free interest rate	4.61%	N/A
Expected dividend yield	0%	N/A
Expected life of options in years	5.0	N/A
Estimated fair value of options granted	$1.50	N/A

No stock options were granted during the six months ended June 30, 2024.

The weighted-average grant date fair value of stock options granted during six months ended June 30, 2025 was approximately $1.50. The weighted-average fair value of stock options vested during the three and six months ended June 30, 2025 was approximately $13.36 and $17.70, respectively, and during each of the three and six months ended June 30, 2024 was approximately $1,207.78.

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Research and development	$262,033	$77,809	$355,898	$155,577
General and administrative	305,603	75,838	430,917	151,689
Total stock-based compensation	$567,636	$153,647	$786,815	$307,266

As of June 30, 2025, the total unrecognized compensation expense related to non-vested options was approximately $7,000 and is expected to be recognized over the remaining weighted-average service period of approximately 1.0 years.

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

In November 2023, the Company issued the underwriters from a private placement offering warrants to purchase 20,000 shares of common stock with an initial exercise price of $18.75, exercisable beginning May 27, 2024, and expiring May 2, 2028 (the “November 2023 Underwriters Warrants”). As of June 30, 2025 and December 31, 2024, the November 2023 Underwriters Warrants to purchase 20,000 shares of common stock have not yet been exercised.

In connection with the June 2024 PIPE Offering as described in Note 4 to the condensed consolidated financial statements, the Company issued the June 2024 Pre-Funded Warrants to purchase 452,253 shares of the Company’s common stock at an exercise price of $0.001, the June 2024 PIPE Warrants to purchase 329,771 shares of the Company’s common stock at an exercise price of $3.09, and the June 2024 Placement Agent Warrants to purchase up to 19,786 shares of the Company’s common stock, exercisable at $3.09 per share. The June 2024 Pre-Funded Warrants were immediately exercisable and are able to be exercised at any time until exercised in full. The June 2024 PIPE Warrants and June 2024 Placement Agent Warrants were immediately exercisable and are able to be exercised until five and a half years from the effective date, or December 21, 2029. As of June 30, 2025, 369,190 of the June 2024 Pre-Funded Warrants have been exercised and none of the June 2024 PIPE Warrants or June 2024 Placement Agent Warrants have been exercised.

In connection with the December 2024 PIPE Offering as described in Note 4 to the condensed consolidated financial statements, the Company issued the December 2024 Pre-Funded Warrants to purchase 491,157 shares of the Company’s common stock at an exercise price of $0.001 and the December 2024 PIPE Warrants to purchase 480,721 shares of the Company’s common stock at an exercise price of $2.031. The December 2024 Pre-Funded Warrants were immediately exercisable and are able to be exercised at any time until exercised in full. The December 2024 PIPE Warrants are exercisable six months from the date of issuance and are able to be exercised until five and a half years from the effective date, or December 9, 2030. As of June 30, 2025, all 491,157 of the December 2024 Pre-Funded Warrants and none of the December 2024 PIPE Warrants have been exercised.

In connection with the June 2025 PIPE Offering as described in Note 4 to the condensed consolidated financial statements, the Company issued the June 2025 Pre-Funded Warrants to purchase 137,838 shares of the Company’s common stock at an exercise price of $0.001, the June 2025 Series A Warrants to purchase 1,689,189 shares of the Company’s common stock at an exercise price of $1.48, and the June 2025 Series B Warrants to purchase 844,570 shares of the Company’s common stock at an exercise price of $3.00. The June 2025 Pre-Funded Warrants were immediately exercisable and are able to be exercised at any time until exercised in full. The June 2025 Series A and B Warrants are exercisable six months from the date of issuance and are able to be exercised until five and a half years from the issuance date, or June 13, 2031. As of June 30, 2025, none of the June 2025 Pre-Funded Warrants, June 2025 PIPE Series A Warrants, or June 2025 PIPE Series B Warrants have been exercised.

Terms of the warrants outstanding at June 30, 2025 are as follows:

	Initial	Expiration	Exercise	Warrants	Warrants	Warrants
Issuance Date	Exercise Date	Date	Price	Issued	Exercised	Outstanding

January 14, 2022	July 10, 2022	January 11, 2027	$1,875.00	500	-	500

May 2, 2023	November 2, 2023	May 2, 2028	$234.375	424	-	424

November 30, 2023	May 27, 2024	May 2, 2028	$18.75	20,000	-	20,000

June 21, 2024	June 21, 2024	N/A	$0.001	452,253	369,190	83,063

June 21, 2024	June 21, 2024	December 21, 2029	$3.09	329,771	-	329,771

June 21, 2024	June 21, 2024	December 21, 2029	$3.09	19,786	-	19,786

December 9, 2024	June 9, 2025	December 9, 2030	$2.031	480,721	-	480,721

December 9, 2024	December 9, 2024	N/A	$0.001	491,157	491,157	-

June 13, 2025	June 13, 2025	N/A	$0.001	137,838	-	137,838

June 13, 2025	December 13, 2025	June 13, 2031	$1.48	1,689,189	-	1,689,189

June 13, 2025	December 13, 2025	June 13, 2031	$3.00	844,570	-	844,570

Restricted Stock Units

During the six months ended June 30, 2025, as stock-based consideration for consulting services, the Company granted restricted stock units (“RSUs”) under the 2023 Plan to an individual representing the right to receive one share of the Company’s common stock. The RSUs will 100% vest on June 30, 2026, provided that the grantee remains a consultant of the Company.

The grant date fair value of an RSU represents the closing price of the Company’s common stock on the date of grant. The estimated fair value of each RSU is then expensed over the requisite service period, which is generally the vesting period (approximately a year and a half).

The total stock compensation expense related to RSUs for the three and six months ended June 30, 2025 was $12,143 and $20,417, respectively. The total estimated fair value of RSUs at June 30, 2025 was $69,125, of which $48,708 remains to be vested quarterly through June 30, 2026.

Termination Agreement

In connection with the resignation of a board member, effective June 23, 2025, 6,300 shares of the Company’s common stock were issued as stock-based compensation at an estimated fair value of $8,253.

Note 6 – Commitments and Contingencies

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

On March 11, 2024, the Company entered into an addendum to the ABSI Agreement to fund research services with quarterly payments of $50,000 beginning March 18, 2024 with subsequent payments due on the 18th of each calendar quarter. During the three and six months ended June 30, 2025, the Company made payments of $50,000 and $100,000 to ABSI.

Avior Patent License Agreement

On November 3, 2023 (the “Avior Effective Date”), the Company entered into the Avior Patent License Agreement with Avior pursuant to which the Company received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize TH104 and TH103 and to practice the Licensed Technology in connection with the foregoing, throughout the world. Pursuant to the Avior Patent License Agreement, the Company paid Avior an up front license fee of $0.4 million within ten days of the Avior Effective Date and a quarterly license fee of $0.15 million which was paid at the end of each fiscal quarter following the Avior Effective Date. In addition, the Company shall pay Avior a high single digit percentage of any upfront payments received by it as a result of the grant of any sublicenses with respect to TH104. The Company shall also pay Avior milestone payments in the aggregate amount of $24,250,000 upon the occurrence of various development milestones (the “Development Milestone Payments”). Furthermore, the Company shall pay Avior certain fees based upon sales milestones. The payments for such sales milestones range from the low seven digits to the low eight digits with higher sales being subject to higher fees. Finally, the Company shall pay Avior royalties based on net sales. Such royalties range from low single digit percentages to mid-single digit percentages with higher sales being subject to lower percentages. The Avior Patent License Agreement shall expire upon the expiration of the final payment obligation due to Avior as set forth in such agreement. Upon the expiration of the Avior Patent License Agreement, the Company shall have a fully paid, irrevocable, freely transferable and sublicensable worldwide license to the Licensed Patent Rights and Licensed Technology to Develop, have Developed, make, have made, use, have used sell, offer for sale, have sold, import, have imported, export, have exported, commercialize or have commercialized any and all Licensed Products and to practice the Licensed Technology worldwide. Pursuant to the Avior Patent License Agreement, the Company may terminate the agreement at any time without cause, upon 30 days’ prior written notice to Avior along with payment of the next unpaid Development Milestone Payment, if any. Furthermore, either the Company or Avior may terminate the Avior Patent License Agreement (i) on written notice to the other party if the other party materially breaches any provision of the Avior Patent License Agreement and fails to cure such breach within 30 days after the breaching party receives written notice thereof or (ii) on written notice in the event that either party (A) becomes insolvent or admits its inability to pay its debts generally as they become due; (B) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully dismissed or vacated within 60 days; (C) is dissolved or liquidated or takes any corporate action for such purpose; (D) makes a general assignment for the benefit of creditors; or (E) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business. Upon termination of the Avior Patent License Agreement, the license granted pursuant to such agreement shall terminate and all rights in the Licensed Patent Rights and Licensed Products shall revert back to Avior.

During the three and six months ended June 30, 2025, the Company paid no milestone fees to Avior in accordance with the terms of the agreement.

Enkefalos License Agreement

On June 17, 2024 (the “Enkefalos Effective Date”), the Company signed a letter of intent to enter into the Enkefalos License Agreement with Enkefalos Biosciences Inc. (“Enkefalos”) pursuant to which the Company is licensing the global rights in all fields of use for the products related to the compounds knows as cyclotides to deliver HER2 antibodies across the blood-brain barrier and all associated know-how, technology, intellectual property and related information and constructs, and any associated authorized generic rights and all related assets (collectively, the “Products” referred to in this letter as ENBI-01) from Enkefalos. This agreement was terminated during the six months ended June 30, 2025. Pursuant to the Enkefalos License Agreement, the Company paid Enkefalos an up-front license fee of $150,000 within ten days of the Enkefalos Effective Date. Upon termination of the Enkefalos License Agreement, the license granted pursuant to such agreement terminated and all rights in the Licensed Patent Rights and Licensed Products reverted back to Enkefalos.

Intract Patent License Agreement

On September 11, 2024, the Company entered into the Intract Agreement pursuant to which the Company exclusively licensed INT-023/TH023, an oral anti-Tumor Necrosis Factor-alpha (TNF-α) monoclonal antibody infliximab. Under the terms of the Intract Agreement, the Company licensed global development and commercialization rights (outside of South Korea) to Intract’s Soteria® and Phloral® delivery platform along with an existing supply agreement for infliximab to be used in the oral product development program. Pursuant to the Intract Agreement, the Company paid Intract an up-front license fee of $0.4 million and Intract is eligible to receive additional payments upon an equity financing of the Company and additional payments for future development, regulatory and commercial milestones, as well as mid-single digit royalties based on net product sales. During the six months ended June 30, 2025, the Company amended the Intract Agreement to change the payment terms of certain milestone fees, which increased the total milestone fees by $0.15 million. Pursuant to the Intract Agreement, the Company retains a right of first refusal to continue development and commercialization after a Phase 2 clinical trial. In addition, the Company has the option to exercise the license to Intract’s platform for up to four additional targets. The term of the Intract Agreement expires upon the final payment obligation of Tharimmune and may be terminated by Tharimmune at any time upon 90 days written notice to Intract. Either party may terminate the Intract Agreement if the other party materially breaches any provision of the Intract Agreement and fails to cure such breach within 30 days after the breaching party receives written notice thereof. In addition, either party may terminate the Intract Agreement on written notice in the event that either party declare: (a) becomes insolvent or admits inability to pay its debts generally as they become due; (b) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully dismissed or vacated within 60 days; (c) is dissolved or liquidated or takes any corporate action for such purpose; (d) makes a general assignment for the benefit of creditors; or (e) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business.

During the three and six months ended June 30, 2025, the Company incurred fees of $0 and approximately $0.2 million, respectively, to Intract in accordance with the terms of the agreement as amended.

Employment Agreements

On July 6, 2023, the Company entered into an amended and restated employment agreement (the “Former CEO Employment Agreement”) with the now former CEO. The Former CEO Employment Agreement had the same terms as the COO Employment Agreement (as defined below) except, the CEO (i) would receive a base salary of $500,000 per year, which could be increased by the Board; and (ii) was eligible to receive an annual bonus equal to 60% of his then base salary based upon the achievement of Company and individual targets to be established by the Board, in its sole discretion. In addition, in the event the CEO’s employment was terminated by the Company other than as a result of his death or Disability and other than for Cause, or if the CEO terminated his employment for Good Reason, then, in addition to the Accrued Compensation, the Company would pay the CEO’s base salary and provide health benefits for a period of 18 months following the termination date (each as defined in the Former CEO Employment Agreement). In addition, all Restricted Shares and Stock Options (as defined in the Former CEO Employment Agreement) that had not vested as of the date of termination would be forfeited and outstanding unvested time-based equity awards would be accelerated in accordance with the applicable vesting schedule as if the now former CEO had been in service for an additional 12 months as of the termination date. Effective June 11, 2025, the CEO resigned, terminating the Former CEO Employment Agreement, and entered into a settlement and general release agreement (the “CEO Settlement Agreement”). Pursuant to the CEO Settlement Agreement, the former CEO will receive gross payments of $133,500, less applicable withholdings and deductions, to be paid upon closing of the Company raising at least $3 million of financing in debt, equity, or some combination thereof and the former CEO’s unvested stock options vested immediately.

In connection with the appointment of the Company’s Chief Operating Officer on July 11, 2023, the Company entered into an employment agreement (the “COO Employment Agreement”) with the COO. The COO Employment Agreement shall continue for a period of five years and, thereafter, shall automatically renew for successive one-year terms unless either party provides the other party with written notice of non-renewal at least 60 days prior to the last day of the then-current term. Pursuant to the COO Employment Agreement, the COO would: (i) receive a base salary of $400,000 per year, which could be increased by the Board; (ii) be eligible to receive an annual bonus equal to 50% of his then base salary based upon the achievement of Company and individual targets to be established by the Board, in its sole discretion; (iii) be eligible to receive equity-based compensation awards as determined by the Company; (iv) receive reimbursement of reasonable business expenses; and (v) receive such other benefits that the Company may make available to its senior executives from time to time along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. Effective June 11, 2025, in connection with the resignation of the former CEO, the COO was appointed CEO. In connection with such appointment, the COO Employment Agreement was amended with similar terms to the agreement for the Executive Chairman of the Board as described below (the “Chairman Employment Agreement”). The Company’s current CEO shall receive a base salary of $285,000 per year, which may be increased by the Board and is eligible to receive an annual bonus equal to 60% of his then base salary based upon achievement of Company and individual targets to be established by the Board, in its sole discretion (the “Amended CEO Agreement”).

In accordance with the Former CEO Employment Agreement and COO Employment Agreement, the compensation committee approved a bonus of 50% in equity compensation and 50% in cash compensation on January 13, 2025, based on corporate performance objectives earned during the year ended December 31, 2024. The former CEO’s equity bonus for the year ended December 31, 2024 was made up of options to purchase up to 80,958 shares of the Company’s common stock, which had a grant date fair value of $121,112. The COO’s equity bonus for the year ended December 31, 2024 was made up of options to purchase up to 52,875 shares of the Company’s common stock, which had a grant date fair value of $79,100.

In connection with the appointment of the Company’s Executive Chairman of the Board (the “Chairman”), on June 11, 2025, the Company entered into an employment agreement with the Chairman (the “Chairman Employment Agreement”). The Chairman Employment Agreement shall continue for a period of five years and, thereafter, shall automatically renew for successive one year terms unless either party provides the other party with written notice of non-renewal at least 60 days prior to the last day of the then current term. Pursuant to the Chairman Employment Agreement, the Chairman shall: (i) receive a base salary of $285,000 per year, which may be increased by the Board; (ii) be eligible to receive an annual bonus equal to 60% of his then base salary based upon the achievement of Company and individual targets to be established by the Board, in its sole discretion; (iii) be eligible to receive equity-based compensation awards as determined by the Company; (iv) receive reimbursement of reasonable business expenses; and (v) receive such other benefits that the Company may make available to its senior executives from time to time along with vacation, sick, and holiday pay in accordance with the Company’s policies established and in effect from time to time.

In the event that the Chairman’s employment is terminated by the Company other than as a result of his death or disability and other than for cause, or if the Chairman terminates his employment for Good Reason (as defined in the Chairman Employment Agreement), then, in addition to accrued compensation, the Company shall (i) continue to pay his base salary and provide health benefits for a period of 12 months following the termination date or, in the case of benefits, such time as he receives equivalent coverage and benefits under plans and programs of a subsequent employer; and (ii) provide such other or additional benefits, if any, as may be provided under applicable employee benefit plans, programs and/or arrangements of the Company (other than any severance plans or programs). In addition, all unvested time-based equity awards (including restricted shares and stock options) shall be immediately and fully accelerate and become vested. Moreover, stock options that have vested as of the termination date shall remain exercisable until the earlier of (i) 60 months following such termination and (ii) the expiration date of the stock option. As noted, the terms of the COO Employment Agreement were amended to mirror the terms of the Chairman Employment Agreement.

As of June 30, 2025, there was accrued bonus of less than $0.1 million included in accrued expenses in the accompanying condensed consolidated balance sheet.

Note 7 – Related Party Transactions

Related Party Ownership

The Company’s Chairman is a partner and licensed broker at President Street Global, a consultant for the Company. His combined ownership, both individually and through President Street Global, is approximately 17.35% of the Company’s outstanding common stock. During the six months ended June 30, 2025, the Chairman purchased an aggregate of 337,338 common shares at the public offering price and on the same terms as the other purchasers in the June 2025 PIPE Offering for a purchase price of $500,000, which includes 337,838 June 2025 Series A Warrants, and 168,918 June 2025 Series B Warrants. The Company made payments of $0.3 million and $0.7 million for services rendered during the three and six months ended June 30, 2025, respectively, including offering commissions received as the broker in the June 2025 PIPE Offering. During each of the three and six months ended June 30, 2024, the Company made payments of $0.1 million for services rendered.

The CEO, individually as well as through companies he serves as managing member and managing partner, collectively owns 3.53% of the Company’s outstanding common stock, including common shares available upon exercise of vested options to purchase shares of the Company’s common stock. During the six months ended June 30, 2025, the CEO purchased an aggregate of 60,806 common shares in the June 2025 PIPE Offering, including 60,806 June 2025 Series A Warrants, and 30,403 June 2025 Series B Warrants.

Note 8 – Subsequent Events

Except as noted below, there were no material subsequent events that required recognition or additional disclosure in these condensed consolidated financial statements.

On July 23, 2025, the Company entered into a securities purchase agreement in relation to a registered direct public offering with certain purchasers, under a Shelf Registration Statement, of $1.74 million of the Company’s securities, consisting of (i) 414,331 shares of Common Stock, par value $0.0001 per share and 559,910 pre-funded warrants to acquire shares of Common Stock; and (ii) in a concurrent private placement, 974,241 warrants to acquire shares of Common Stock at the exercise price of $1.66 per share, at the price of $1.786 for each one share of Common Stock or Pre-Funded Warrant, and Common Warrant. The offering closed on July 25, 2025.

On July 25, 2025, the Company entered into a securities purchase agreement with certain accredited individual and institutional investors for the issuance and sale in a private placement of (i) 641,190 shares of the Company’s common stock, par value $0.0001, (ii) pre-funded warrants to purchase up to 103,490 shares of the Company’s Common Stock at an exercise price of $0.001 per share, (iii) common warrants to purchase up to744,680 shares of the Company’s Common Stock, at an exercise price of $1.52 per share of Common Stock, at the price of $1.645 for each one share of Common Stock, Pre-Funded Warrant, and Common Warrant purchased pursuant to the Purchase Agreement. Net proceeds to the Company from the offering were approximately $1.1 million. The offering closed on July 31, 2025.

On August 4, 2025, the Company’s board of directors appointed Nancy Davis as a member of the Board effective as of August 4, 2025. Ms. Davis will serve for a term expiring at the 2026 annual meeting of stockholders.

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

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” or “Tharimmune,” refer to Tharimmune, Inc., individually, or as the context requires, collectively with its subsidiary.

Overview

Tharimmune is a clinical-stage biotechnology company developing therapeutic candidates in immunology and inflammation conditions with high unmet need. On November 3, 2023, we entered into a patent license agreement (the “Avior License Agreement”) with Avior Inc. d/b/a Avior Bio, LLC (“Avior”) pursuant to which we received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize TH104 and TH103 and to practice the Licensed Technology in connection with the foregoing, throughout the world (each as defined in the Avior License Agreement). In February 2023, the U.S. Food and Drug Administration (“FDA”) approved an investigational new drug (“IND”) application for TH104. TH104 has a dual mechanism of action by affecting multiple receptors, known to suppress chronic, debilitating pruritus or “uncontrollable itching.” With respect to TH104, we originally intended to first seek approval for the treatment of moderate-to-severe chronic pruritus in patients with primary biliary cholangitis (“PBC”), an orphan rare form of liver disease with no known cure in which more than 70% of patients suffer from debilitating chronic pruritic. In March 2025, we engaged and received positive feedback from the FDA regarding the additional proposed indication of temporary prophylaxis of respiratory and/or nervous system depression in military personnel and chemical incident responders entering an area contaminated with high-potency opioids (“PrHPO”), for which we submitted a Pre-Investigational New Drug Application (“PIND”). With respect to our PIND for this additional proposed indication for TH104, the Company received positive feedback from the FDA regarding a regulatory pathway that will allow the Company to submit a 505(b)(2) New Drug Application (“NDA”) for TH104. The FDA advised that we will need to perform additional nonclinical studies (i.e., in vitro toxicology studies), but the FDA confirmed that it does not believe any additional clinical trials will be required to define the prophylactic dosing window prior to IND or NDA submission for this indication, which we expect will be the lead program for the Company. The Company intends to pursue the pruritus in PBC indication subsequent to the nearer term opportunity of filing an NDA for PrHPO. The Company intends to conduct a capital efficient strategy to file an NDA for PrHPO, which involves actively progressing its Chemistry, Manufacturing, and Controls (“CMC”) plan to meet the stringent requirements for filing an NDA with the FDA. This comprehensive plan encompasses all aspects of the manufacturing process, quality control measures, and product stability to ensure the consistent production of a high-quality buccal film formulation known as TH104.

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

We are also developing an early-stage pipeline of novel therapeutic candidates targeting validated high value immuno-oncology (“IO”) targets including human epidermal growth factor (“EGF”) receptor 2 (“HER2”), human EGF receptor 3 (“HER3”) and programmed cell death protein 1 (“PD-1”). We are developing antibodies including bispecific antibodies, antibody drug conjugates (“ADCs”) and small molecular weight bovine-derived “knob” domains which have the potential to target and bind more tightly to “undruggable” epitopes better than full sized antibodies. We are advancing HS1940, a bispecific biologic against both PD-1 and vascular endothelial growth receptor (“VEGF”) antibody which targets both receptors. In addition, we have completed initial pre-clinical in-vitro testing for HS3215, a HER2/HER3 bispecific antibody.

The critical components of our business strategy to achieve our goals include:

●	Develop TH104 as a transmucosal buccal film product for temporary prophylaxis of respiratory and/or nervous system depression in military personnel and chemical incident responders entering and area contaminated with high-potency opioids;

●	Develop TH104 as a transmucosal buccal film product for the treatment of moderate-to-severe chronic pruritus in PBC and other inflammatory diseases either through strategic partnership or on our own;

●	Develop TH023 by obtaining regulatory authorization to initiate a first-in-human bioavailability clinical trial and pursue an IND through the FDA post optimizing its CMC program;

●	Create a preclinical and clinical path forward for, HS1940, with a unique PD-1 knob-domain antibody fragment as a bispecific biologic against PD-1 and VEGF with unique binding differentiation for IO vulnerable tumors;

●	Continue to advance pre-clinical candidate selection activities against HER2/HER3 receptors with various antibody formats, including HS3215 designed for multiple solid tumor types;

●	Hasten the discovery of next generation multi-specific (bi- and tri) antibodies with binding capabilities to novel epitopes of combinations of HER2 and HER3 with and without toxin delivery capacity to multiple high unmet need rare cancers and other validated immunology and metabolic targets; and

●	Pursue strategic collaboration opportunities including partnering and potential merger and acquisition transactions to maximize the value of our pipeline to bring novel therapies to patients suffering from high unmet need conditions.

License Agreements

Applied Biomedical Research Institute Research and Development Collaboration and License Agreement

On July 5, 2023, we entered into the ABSI Agreement with ABSI pursuant to which ABSI granted us an exclusive royalty-bearing, sublicensable license to the ABSI Patents and a non-exclusive, royalty-bearing, sublicensable license to the ABSI Know-How to Exploit the ABSI Products for the treatment, diagnosis, prediction, detection or prevention of disease in humans and animals worldwide. Pursuant to the ABSI Agreement, the parties shall form a committee to manage the preclinical, IND-enabling studies and such other activities as shall lead to the initiation of a Phase 1 clinical trial of the ABSI Product. The parties will collaborate on a Target-by-Target basis to identify and evaluate ABSI Products directed against such Target with a view to identifying or generating suitable Products for our Company to Exploit. “Target” means ErB2 (Her2) and ErbB3. Upon completion of the Discovery Timeline for a Target, subject to the terms and conditions of ABSI Agreement, we shall exclusively own any ABSI Products against such Target. In the event the committee determines that the discovery activities are unsuccessful with respect to a Target, we may propose an additional target, which, upon approval by ABSI, shall replace a failed Target, each capitalized term as defined in the ABSI Agreement.

On March 11, 2024, we entered into an addendum to the ABSI Agreement to fund research services with quarterly payments of $50,000 beginning March 18, 2024 with subsequent payments due on the 18th of each calendar quarter. This addendum was terminated on July 17, 2025 and no further payments are due under the addendum for research services.

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

Intract Patent License Agreement

On September 11, 2024, we entered into the Intract Agreement with Intract, pursuant to which the Company exclusively licensed INT-023/TH023, an oral anti-Tumor Necrosis Factor-alpha (TNF-α) monoclonal antibody infliximab. Under the terms of the Intract Agreement, we licensed global development and commercialization rights (outside of South Korea) to Intract’s Soteria® and Phloral® delivery platform along with an existing supply agreement for infliximab to be used in the oral product development program. Pursuant to the Intract Agreement, we paid an upfront license fee of $0.4 million and are required to make additional payments upon an equity financing of the Company. Intract is eligible to receive future development, regulatory and commercial milestones, as well as mid-single digit royalties based on net product sales. Under the terms of the Intract Agreement, we retain a right of first refusal to continue development and commercialization after a Phase 2 clinical trial and have the option to exercise the license to Intract’s platform for up to four additional targets. The term of the Intract Agreement expires upon the final payment obligation of the Company under the Intract Agreement. In addition, the Intract Agreement may be terminated by us at any time upon 90 days written notice to Intract. Either party may terminate the Intract Agreement if the other party materially breaches any provision of the Intract Agreement and fails to cure such breach within 30 days after the breaching party receives written notice thereof. In addition, either party may terminate the Intract Agreement on written notice in the event that either party declare: (a) becomes insolvent or admits inability to pay its debts generally as they become due; (b) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully dismissed or vacated within 60 days; (c) is dissolved or liquidated or takes any corporate action for such purpose; (d) makes a general assignment for the benefit of creditors; or (e) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business. On March 14, 2025 we amended the Intract Agreement to pay the milestone due upon closing of our December 2024 PIPE Offering in equal installments over the next 12 months, with the first payment beginning in the second quarter of 2025.

Recent Developments

On June 7, 2024, we entered into an at-the-market offering agreement (the “ATM Agreement”) with Rodman & Renshaw LLC (the “ATM Sales Manager”) under which we may sell, from time to time through the ATM Sales Manager, shares of common stock in one or more offerings up to a total dollar amount of $1.65 million.

To date, we have sold 203,359 shares pursuant the ATM Agreement for net proceeds of approximately $0.3 million, after deducting commissions of $15,505 and other offering expenses of $33,600. See Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, on July 23, 2025, we entered into a securities purchase agreement in relation to a registered direct public offering with certain purchasers, under a Shelf Registration Statement, of $1.74 million of our securities, consisting of (i) 414,331 shares of Common Stock, par value $0.0001 per share and 559,910 pre-funded warrants to acquire shares of Common Stock; and (ii) in a concurrent private placement, 974,241 warrants to acquire shares of Common Stock at the exercise price of $1.66 per share, at the price of $1.786 for each one share of Common Stock or Pre-Funded Warrant, and Common Warrant. The offering closed on July 25, 2025.

Components of Results of Operations

Revenue

We did not recognize revenues for the three and six months ended June 30, 2025 and 2024.

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

We have incurred research and development expenses related to the development of HSB-1216, which has been deprioritized. We expect that our research and development expenses will increase as we plan for and commence our clinical trials of HS1940 and HS3215.

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

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting, printing, and filing fees that were capitalized and offset against the proceeds from our securities offerings. At June 30, 2025, deferred offering costs of approximately $92,000 represent professional services incurred related to the At the Market Offering Agreement (the “ATM Agreement”), through which the Company may sell, from time to time through the applicable sales manager, shares of common stock in one or more offerings up to a total dollar amount of $1.65 million. See Notes 2 and 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025	2024	Change

Condensed Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$546,204	$999,553	$(453,349)
General and administrative	1,304,956	1,373,901	(68,945)
Total operating expenses	1,851,160	2,373,454	(522,294)
Other expense:
Interest expense	(6,161)	(5,217)	(944)
Interest income	2,168	53,614	(51,446)
Total other income (expense), net	(3,993)	48,397	(52,390)
Net loss	$(1,855,153)	$(2,325,057)	$469,904

Research and Development Expenses

The table below summarizes by program our research and development expenses for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change

HS1940	$69,197	$122,500	$(53,303)
HS3215	43,341	281,219	(237,878)
TH023	62,500	-	62,500
TH104	274,783	355,603	(80,820)
Other research and development	96,383	240,231	(143,848)
Total research and development expenses	$546,204	$999,553	$(453,349)

Research and development expenses decreased by approximately $0.5 million, or 45%, to approximately $0.5 million for the three months ended June 30, 2025 from approximately $1.0 million for three months ended June 30, 2024. The decrease was primarily the result of a decrease in pre-clinical vendor expenses of approximately $0.3 million and license fees of approximately $0.4 million. These decreases were offset by increases in stock-based compensation of approximately $0.2 million.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.1 million, or 5%, to $1.3 million for the three months ended June 30, 2025 from $1.4 million for the three months ended June 30, 2024. The change in general and administrative expenses was primarily due to a decrease in personnel expenses of approximately $0.3 million, offset by an increase in investor relations fees of $0.2 million.

Interest Expense

Interest expense increased by approximately $1,000, or 18%, to $6,161 for the three months ended June 30, 2025 from $5,217 for the three months ended June 30, 2024. The increase in interest expense was primarily related to the director and officer insurance premium financing liability as well as the note payable related to the legal fees settlement.

Interest Income

Interest income decreased by approximately $51,000, or 96%, to $2,168 for the three months ended June 30, 2025 from $53,614 for the three months ended June 30, 2024. The decrease in interest income was primarily due to the decrease in cash from June 2024 to June 2025.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	2024	Change

Condensed Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$1,140,274	$2,024,811	$(884,537)
General and administrative	3,257,555	2,695,946	561,609
Total operating expenses	4,397,829	4,720,757	(322,928)
Other expense:
Interest expense	(14,632)	(9,917)	(4,715)
Interest income	15,604	149,508	(133,904)
Total other income (expense), net	972	139,591	(138,619)
Net loss	$(4,396,857)	$(4,581,166)	$184,309

Research and Development Expenses

The table below summarizes by program our research and development expenses for the periods presented:

	Six Months Ended June 30,
	2025	2024	Change

HS1940	$140,034	$264,147	$(124,113)
HS3215	120,953	281,219	(160,266)
TH023	132,557	-	132,557
TH104	579,268	614,332	(35,064)
Other research and development	167,462	865,113	(697,651)
Total research and development expenses	$1,140,274	$2,024,811	$(884,537)

Research and development expenses decreased by $0.9 million, or 44%, to $1.1 million for the six months ended June 30, 2025 from $2.0 million for six months ended June 30, 2024. The decrease was primarily the result of a decrease in pre-clinical vendor expenses of approximately $0.5 million, license fees of approximately $0.4 million, and clinical trials of approximately $0.2 million. These decreases were offset by increases in stock-based compensation of approximately $0.2 million and other small increases.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million, or 21%, to $3.3 million for the six months ended June 30, 2025 from $2.7 million for the six months ended June 30, 2024. The change in general and administrative expenses was primarily due to increases of approximately $0.3 million in stock compensation expense, approximately $0.5 million in investor relations, and approximately $0.2 million in director remuneration. The increases were offset by approximately $0.4 million in decreases in personnel expense.

Interest Expense

Interest expense increased by approximately $5,000, or 48%, to $14,632 for the six months ended June 30, 2025 from $9,917 for the six months ended June 30, 2024. The increase in interest expense was primarily related to the director and officer insurance premium financing liability as well as the note payable related to the legal fees settlement.

Interest Income

Interest income decreased by approximately $0.1 million, or 90%, to $15,604 for the six months ended June 30, 2025 from $149,508 for the six months ended June 30, 2024. The decrease in interest income was primarily due to the decrease in cash from June 2024 to June 2025.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2025, we incurred operating losses in the amount of approximately $4.4 million, expended approximately $3.8 million of net cash in operating activities, and had an accumulated deficit of approximately $41.3 million as of June 30, 2025. Through June 30, 2025, we have primarily financed our operations through public and private offerings of our equity securities.

In April and May 2025, we raised net proceeds of $0.2 million pursuant to the ATM Agreement from the sale of 163,359 shares of our common stock at an average price of $1.63 per share, after deducting sales agent commissions and other offering fees.

Further, on June 17, 2024, December 9, 2024, and June 13, 2025, we closed private placement offerings (the “June 2024 PIPE Offering,” “December 2024 PIPE Offering”, and “June 2025 PIPE Offering,” respectively) with certain accredited investors, consisting of offerings of shares of our common stock and/or pre-funded warrants to acquire shares of our common stock and warrants to acquire shares of our common stock, with combined net proceeds of approximately $5.9 million.

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

Cash Flow Activities for the Six Months Ended June 30, 2025 and 2024

The following table sets forth a summary of our cash flows for the periods presented.

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(3,831,531)	$(5,004,484)
Net cash provided by financing activities	2,514,150	1,964,959
Net decrease in cash	$(1,317,381)	$(3,039,525)

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2025 was $3.8 million, which consisted of net loss of $4.4 million and net changes in operating assets and liabilities of approximately $0.2 million, partially offset by non-cash stock-based compensation of approximately $0.8 million.

Cash used in operating activities for the six months ended June 30, 2024 was $5.1 million, which consisted of net loss of $4.6 million, increase in prepaid and other current assets of $0.3 million and decrease in operating liabilities of $0.5 million, partially offset by non-cash stock-based compensation and stock issuance of $0.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 was $2.5 million. The net increase in financing activities was due to gross proceeds from the June 2025 PIPE Offering of $2.5 million, ATM offerings of $0.3 million, and insurance premium financing liability of $0.3 million, offset by payments of deferred offering costs of $0.3 million, repayments of insurance premium financing liability of $0.2  million, and repayments of the note payable of $0.1 million.

Cash provided by financing activities for the six months ended June 30, 2024 was $2.0 million. The net increase in financing activities was due to proceeds from the insurance premium financing liability of $0.3 million, offset by repayments of insurance premium financing liability of $0.1 million.

Reverse Stock Split

On May 24, 2024, the Company effectuated an additional reverse split of shares of its common stock at a ratio of 1-for-15 pursuant to an amendment to the Company’s Certificate of Incorporation, as amended, filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. The par value of the Company’s common stock was not adjusted as a result of this or any prior reverse split. All issued and outstanding common stock share and per share amounts contained in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect this and any prior reverse split for all periods presented.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS.

Exhibit No.	Description
4.1	Form of Pre-Funded Warrant Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2025)

4.2	Form of Series A Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2025)

4.3	Form of Series B Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2025)

10.1*+	Settlement and General Release Agreement by and between the Company and Randy Milby dated June 11, 2025

10.2*+	Amended and Restated Employment Agreement by and between the Company and Sireesh Appajosyula dated June 11, 2025

10.3	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2025)

10.4*+	Employment Agreement by and between the Company and Vincent LoPriore dated June 11, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 is formatted in Inline XBRL included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THARIMMUNE, INC.

Date: August 14, 2025	By:	/s/ Sireesh Appajosyula
Sireesh Appajosyula
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Sireesh Appajosyula
Sireesh Appajosyula
Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

