Form 10-Q
period 2025-09-30
Tharimmune, Inc.
filed 2025-11-12
CIK 1861657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-41210

THARIMMUNE, INC.

(Exact name of registrant as specified in charter)

Delaware	84-2642541
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

34 Shrewsbury Ave., Suite 1C, Red Bank, NJ	07701
(Address of principal executive offices)	(Zip code)

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

Number of common shares outstanding as of November 10, 2025 was 35,044,812.

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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only, in each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THARIMMUNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$7,610,340	$3,559,361
Prepaid expenses and other current assets	89,038	45,263
Deferred offering costs	-	117,000

Total current assets	7,699,378	3,721,624

Total assets	$7,699,378	$3,721,624

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$659,254	$1,089,666
Accrued expenses	689,804	1,324,316
Insurance premium financing liability	34,376	-
Note payable	161,117	-

Total current liabilities	1,544,551	2,413,982

Total liabilities	1,544,551	2,413,982

Commitments and contingencies (see Note 5)

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 7,207,587 shares and 1,973,999 shares issued and 7,207,341 shares and 1,973,753 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	721	198
Additional paid-in capital	49,623,860	38,278,503
Accumulated deficit	(43,399,789)	(36,901,094)
Treasury stock, at cost, 246 shares held in treasury as of September 30, 2025 and December 31, 2024	(69,965)	(69,965)

Total stockholders’ equity	6,154,827	1,307,642

Total liabilities and stockholders’ equity	$7,699,378	$3,721,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Operating expenses
Research and development	$277,803	$2,281,827	$1,418,077	$4,306,638
General and administrative	1,815,775	1,583,744	5,073,330	4,279,690

Total operating expenses	2,093,578	3,865,571	6,491,407	8,586,328

Loss from operations	(2,093,578)	(3,865,571)	(6,491,407)	(8,586,328)

Other income (expense)
Interest expense	(9,648)	(3,009)	(24,280)	(12,926)
Interest income	1,388	72,728	16,992	222,236

Total other income (expense), net	(8,260)	69,719	(7,288)	209,310

Net loss	$(2,101,838)	$(3,795,852)	$(6,498,695)	$(8,377,018)

Net loss per share:
Basic and diluted	$(0.34)	$(2.45)	$(1.66)	$(7.39)

Weighted average number of common shares outstanding*:
Basic and diluted	6,241,909	1,547,324	3,910,757	1,133,236

*	Amounts have been retroactively restated to reflect the 1-for-15 reverse stock split effectuated on May 24, 2024 (See Note 2 to the condensed consolidated financial statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

For the three months ended September 30, 2024:

Balance, June 30, 2024*	1,095,346	$111	$36,048,454	$(29,284,692)	246	$(69,965)	$6,693,908

Issuance costs related to Form S-3 Registration Statement	-	-	(72,450)	-	-	-	(72,450)

Cashless exercise of pre-funded warrants	188,941	18	(18)	-	-	-	-

Net loss	-	-	-	(3,795,852)	-	-	(3,795,852)

Stock based compensation	-	-	191,943	-	-	-	191,943

Balance, September 30, 2024	1,284,287	$129	$36,167,929	$(33,080,544)	246	$(69,965)	$3,017,549

For the nine months ended September 30, 2024:

Balance, December 31, 2023*	884,720	$89	$33,904,749	$(24,703,526)	246	$(69,965)	$9,131,347

Stock issuance pursuant to services agreement	3,334	1	20,549	-	-	-	20,550

Private investment in public equity offering, net of issuance costs of $423,233	207,292	21	1,815,890	-	-	-	1,815,911

Issuance costs related to Form S-3 Registration Statement	-	-	(72,450)	-	-	-	(72,450)

Cashless exercise of pre-funded warrants	188,941	18	(18)	-	-	-	-

Net loss	-	-	-	(8,377,018)	-	-	(8,377,018)

Stock based compensation	-	-	499,209	-	-	-	499,209

Balance, September 30, 2024	1,284,287	$129	$36,167,929	$(33,080,544)	246	$(69,965)	$3,017,549

For the three months ended September 30, 2025:

Balance, June 30, 2025	4,221,166	$422	$41,734,853	$(41,297,951)	246	$(69,965)	$367,359

Registered direct public offerings, net of issuance costs of $793,005	620,108	62	6,296,947	-	-	-	6,297,009

Private investment in public equity offering, net of issuance costs of $202,214	641,190	64	1,065,219	-	-	-	1,065,283

Cashless exercise of pre-funded warrants	1,458,553	146	(146)	-	-	-	-

Cashless exercise of common warrants	266,570	27	(27)	-	-	-	-

Net loss	-	-	-	(2,101,838)	-	-	(2,101,838)

Stock based compensation	-	-	527,014	-	-	-	527,014

Balance, September 30, 2025	7,207,587	$721	$49,623,860	$(43,399,789)	246	$(69,965)	$6,154,827

For the nine months ended September 30, 2025:

Balance, December 31, 2024	1,973,999	$198	$38,278,503	$(36,901,094)	246	$(69,965)	$1,307,642

Registered direct public offerings, net of issuance costs of $793,005	620,108	62	6,296,947	-	-	-	6,297,009

Private investment in public equity offerings, net of issuance costs of $568,740	2,192,541	219	3,325,064	-	-	-	3,325,283

At-the-market offerings, net of issuance costs	163,359	16	219,531	-	-	-	219,547

Cashless exercise of pre-funded warrants	1,949,710	195	(195)	-	-	-	-

Cashless exercise of common warrants	266,570	27	(27)	-	-	-	-

Stock issuance pursuant to bonus liability	-	-	200,212	-	-	-	200,212

Restricted stock unit issuance pursuant to service agreement	35,000	3	(3)	-	-	-	-

Issuance costs related to Form S-8 Options Registration Statement	-	-	(10,000)	-	-	-	(10,000)

Stock issuance pursuant to termination agreement	6,300	1	8,252	-	-	-	8,253

Net loss	-	-	-	(6,498,695)	-	-	(6,498,695)

Stock based compensation	-	-	1,305,576	-	-	-	1,305,576

Balance, September 30, 2025	7,207,587	$721	$49,623,860	$(43,399,789)	246	$(69,965)	$6,154,827

*	Amounts have been retroactively restated to reflect the 1-for-15 reverse stock split effectuated on May 24, 2024 (See Note 2 to the condensed consolidated financial statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(6,498,695)		$(8,377,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of deferred offering costs	92,168		-
Stock based compensation	1,305,576		499,209
Stock issuance pursuant to termination agreement	8,253		-
Stock issuance pursuant to services agreement	-		20,550
Increase in operating assets:
Prepaid expenses and other current assets	(43,775)		(348,968)
Increase (decrease) in operating liabilities:
Accounts payable	(115,927)		(124,738)
Accrued expenses	(434,300)		462,621

Net cash used in operating activities	(5,686,700)		(7,868,344)

Net cash provided by (used in) investing activities	-		-

Cash flows from financing activities:
Proceeds from issuance of common stock upon private investment in public equity offerings	3,725,003		2,084,161
Proceeds from issuance of common stock upon registered direct public offerings	7,090,014		-
Proceeds from issuance of common stock upon at-the-market offerings	266,625		-
Payment of deferred offering costs	(1,224,971)		(457,700)
Proceeds from insurance premium financing liability	285,178		393,960
Repayment of insurance premium financing liability	(250,802)		(313,192)
Repayment of note payable	(153,368)		-

Net cash provided by financing activities	9,737,679		1,707,229

Net increase (decrease) in cash	4,050,979		(6,161,115)

Cash, beginning of period	3,559,361		10,935,352

Cash, end of period	$7,610,340		$4,774,237

Supplemental disclosure of non-cash financing activities:
Placement agent warrants as issuance costs of private investment in public equity offerings	$169,019		$67,270

Amortization of deferred offering costs from ATM offering	$24,832		$-

Reduction of premium related to insurance premium financing	$101,102	$

Issuance of note payable for settlement of previously incurred professional fees	$314,485		$-

Issuance of options to settle liability	$200,212		$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THARIMMUNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Description of Business and Liquidity

Nature of Operations

Tharimmune, Inc. (“Tharimmune” or the “Company”) was incorporated on March 28, 2017, as a Delaware C-corporation. At September 30, 2025, Tharimmune had one wholly-owned subsidiary: Hillstream Oncology, Inc. (“Hillstream Oncology”), recently renamed Gravitas Life Sciences, Inc.

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

On September 11, 2024, Tharimmune entered into a Patent License Agreement (the “Intract Agreement”) with Intract Pharma Limited (“Intract”), pursuant to which the Company exclusively licensed INT-023/TH023, an oral anti-Tumor Necrosis Factor-alpha (TNF-α) monoclonal antibody infliximab. Infliximab is a purified, recombinant DNA-derived chimeric IgG monoclonal antibody protein that contains both murine and human components that inhibit tumor TNF-α. Under the terms of the Intract Agreement, the Company licensed global development and commercialization rights (outside of South Korea) to Intract’s Soteria® and Phloral® delivery platform along with an existing supply agreement for infliximab to be used in the oral product development program.

The Company has developed an early-stage pipeline of novel therapeutic candidates targeting validated high value immuno-oncology (“IO”) targets including human epidermal growth factor (“EGF”) receptor 2 (“HER2”), human EGF receptor 3 (“HER3”) and programmed cell death protein 1 (“PD-1”). The Company is developing antibodies including bispecific antibodies and small molecular weight bovine-derived “knob” domains which have the potential to target and bind more tightly to “undruggable” epitopes differently than full sized antibodies. The Company is advancing HS1940, a bispecific biologic against both PD-1 and vascular endothelial growth receptor antibody which targets both receptors. We have also developed HS3215, a bispecific antibody against both HER2 and HER3 which targets a novel “bridging epitope” encompassing multiple domains of the HER2 extracellular domain (“ECD”) as well as ligand-dependent and independent blocking of the ECD of HER3.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2025, the Company incurred operating losses in the amount of approximately $6.5 million, expended approximately $5.7 million in net cash used in operating activities, and had an accumulated deficit of approximately $43.4 million as of September 30, 2025. Through September 30, 2025, the Company has primarily financed its operations through public and private offerings of its equity securities. On June 7, 2024, the Company filed a Registration Statement on Form S-3 with the SEC using a “shelf” registration process pursuant to which, under an at-the-market offering agreement (the “ATM Agreement”), the Company may sell, from time to time through the applicable sales manager, shares of common stock in one or more offerings up to a total dollar amount of $1.65 million. Pursuant to the ATM Agreement, as of September 30, 2025 the Company has sold 203,359 shares for net proceeds of approximately $0.3 million, after deducting commissions of $15,506 and other offering fees of $41,952. Further, on June 17, 2024, December 9, 2024, June 13, 2025, and July 25, 2025, the Company closed private placement offerings (the “June 2024 PIPE Offering,” “December 2024 PIPE Offering,” “June 2025 PIPE Offering,” and the “July 2025 PIPE Offering,” respectively) with certain accredited investors of shares of the Company’s common stock and/or pre-funded warrants to acquire shares of the Company’s common stock and common warrants to acquire shares of the Company’s common stock, with combined net proceeds to the Company of approximately $7.0 million. In addition, on July 23, 2025 and August 26, 2025, the Company closed registered direct public offerings (the “July 2025 Direct Offering” and the “August 2025 Direct Offering”) with certain investors of shares of the Company’s common stock and/or pre-funded warrants to acquire shares of the Company’s common stock and common warrants to acquire shares of the Company’s common stock, with combined net proceeds to the Company of approximately $6.3 million. In addition, through private placement offerings in November 2025, the Company raised an additional $546 million in gross proceeds. See Notes 4 and 8 to the condensed consolidated financial statements for details regarding the various offerings and offerings subsequent to period end.

Based on the Company’s limited operating history, recurring negative cash flows from operations, current plans and available resources, the Company may need substantial additional funding to support future operating activities. The Company has concluded that the prevailing conditions and ongoing liquidity risks faced raise substantial doubt about the Company’s ability to continue as a going concern for at least one year following the date these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Due to the recent financing activities, the Company will reevaluate the going concern assumption at year-end.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheet, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025 or any other future period. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations, and cash flows are presented in U.S. Dollars. These condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2025.

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

Reverse Stock Split

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

Research and Development

Research and development costs are expensed as incurred. Research and development expenses include personnel costs associated with research and development activities, including third-party contractors to perform research, conduct clinical trials, and manufacture drug supplies and materials. These expenses also include costs associated with license fee arrangements and collaboration agreements, including milestone payments and ongoing license fees, which are also expensed as incurred. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials, administrative costs incurred by third parties, and other indicators of the services completed.

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

Deferred Offering Costs

Deferred offering costs consists primarily of legal, accounting, underwriters’ fees, printing, and filing fees that are incurred prior to an offering of the Company’s common stock and are initially capitalized and then subsequently reclassified to additional paid-in capital upon completion of the offering. If an offering is not completed, any associated offering costs will be expensed immediately upon termination of the offering. Effective August 31, 2025, the ATM Agreement was terminated and as a result, $92,168 in deferred offering costs were written off. At September 30, 2025 and December 31, 2024, there were $0 and $117,000, respectively, in deferred offering costs associated with the ATM Agreement.

Insurance Premium Financing Liability

In January 2024, the Company entered into an insurance premium financing agreement for $492,450, with a term of 10 months and an annual interest rate of 7.5%. The Company made a down payment of $98,490 and was required to make monthly principal and interest payments of $40,763 over the term of the agreement, which matured in November 2024.

In January 2025, the Company entered into an insurance premium financing agreement for $386,280, with a term of 10 months and an annual interest rate of 7.15%. The Company made a down payment of $77,356 and was required to make monthly principal and interest payments of $31,914 over the term of the agreement, which matures in November 2025. During the quarter ended June 30, 2025, the Company reduced its insurance coverage, effectively reducing premiums. The Company received a refund of $101,102, which was applied against the insurance premium financing agreement. As a result, monthly principal and interest payments were reduced to $17,471. Prepaid insurance at September 30, 2025 of $62,869 after reduction of the total premium, is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet. The balance of the insurance premium financing liability at September 30, 2025 was $34,376.

Retirement Plan

The Company has a 401(k) defined contribution plan which covers all employees that meet the plan’s eligibility requirements. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company makes a discretionary match which is currently equal to 3% of employee contributions. Total company contributions to the plan were $144 and $15,692 for the three and nine months ended September 30, 2025, respectively, and $3,346 and $3,683 for the three and nine months ended September 30, 2024, respectively.

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

The Company follows the guidance in FASB ASC Subtopic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more-likely-than-not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. At September 30, 2025 and December 31, 2024, the Company had no unrecognized uncertain income tax positions, and therefore no amounts have been recognized in the condensed consolidated financial statements.

Patent Costs

Costs associated with the submission of patent applications, including milestone fees and success fees, are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent and patent related legal and administrative costs are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Potentially dilutive securities not included in the computation of loss per share for the nine months ended September 30, 2025 and 2024 included options to purchase 607,042 and 108,955 shares of common stock, respectively, and 35,000 and 0 restricted stock units subject to vesting, respectively. Other potentially dilutive securities not included in the computation of loss per share for the nine months ended September 30, 2025 and 2024 included warrants to purchase 500 shares of the Company’s common stock related to the Company’s initial public offering (the “IPO”); warrants to purchase 424 and 20,000 shares of the Company’s common stock issued in the Company’s May 2023 and November 2023 offerings, respectively; and warrants to purchase 5,014,943 shares of the Company’s common stock issued in the June 2024 PIPE Offering, December 2024 PIPE Offering, June 2025 PIPE Offering, July 2025 PIPE Offering, July 2025 Direct Offering, and August 2025 Direct Offering. All common share amounts as of September 30, 2025 and December 31, 2024 and per share amounts for the nine months ended September 30, 2025 and 2024 have been retroactively adjusted to reflect a 1-for-15 reverse stock split of the Company’s common stock effectuated on May 24, 2024.

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

As the promissory note does not have an interest component, imputed interest at 10%, using the prime rate plus an additional estimated factor related to the Company’s credit rating, was calculated and the note payable is recorded at the present value of the total payments, including the forgivable portion. The balance, at net present value, is $161,117 at September 30, 2025, and is considered current.

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

On June 21, 2024, the Company closed a private placement offering with certain accredited investors of $2.08 million of the Company’s securities consisting of shares of the Company’s common stock and/or pre-funded warrants to acquire shares of the Company’s common stock and warrants to acquire shares of the Company’s common stock. Pursuant to the June 2024 PIPE Offering, the Company issued 207,292 shares of its common stock at an offering price of $3.16 per share, pre-funded warrants to purchase up to 452,253 shares of the Company’s common stock (the “June 2024 Pre-Funded Warrants”), and warrants to purchase up to 329,771 shares of the Company’s common stock, exercisable at $3.09 per share (the “June 2024 PIPE Warrants”). Net proceeds to the Company from the June 2024 PIPE Offering were approximately $1.8 million, after deducting approximately $268,000 in offering costs. In addition, the Company issued placement agent warrants to purchase up to 39,573 shares of the Company’s common stock, exercisable at $3.06 per share (the “June 2024 Placement Agent Warrants”). The June 2024 Placement Agent Warrants are considered a cost of the offering and the fair value of $67,270 is recorded as a component of additional paid-in capital.

On December 9, 2024, the Company closed an additional private placement offering with certain accredited investors of $2.02 million of the Company’s securities consisting of shares of the Company’s common stock and/or pre-funded warrants to acquire shares of the Company’s common stock and warrants to acquire shares of the Company’s common stock. Pursuant to the December 2024 PIPE Offering, the Company issued 470,289 shares of its common stock at an offering price of $2.101 per share, pre-funded warrants to purchase up to 491,157 shares of the Company’s common stock (the “December 2024 Pre-Funded Warrants”), exercisable at $0.001 per share, and warrants to purchase up to 480,721 shares of the Company’s common stock, exercisable at $2.031 per share (the “December 2024 PIPE Warrants”). Net proceeds to the Company from the December 2024 PIPE Offering were approximately $1.8 million, after deducting approximately $0.2 million in offering costs. In addition, the Company issued placement agent warrants to purchase up to 57,687 shares of the Company’s common stock, exercisable at $2.031 per share (the “December 2024 Placement Agent Warrants”). The December 2024 Placement Agent Warrants are considered a cost of the offering and the fair value of $87,713 is recorded as a component of additional paid-in capital.

On December 20, 2024, the Company sold 40,000 shares of its common stock pursuant to the ATM Agreement at an offering price of $2.0892 per share. Net proceeds from the offering were approximately $73,189, after deducting fees and other offering costs.

During the nine months ended September 30, 2025, the Company sold 163,359 shares of its common stock pursuant to the ATM Agreement at an average offering price of $1.63 per share. Net proceeds from the offering were approximately $219,547, after deducting fees and other offering costs. There were no sales of common stock under the ATM Agreement during the three months ended September 30, 2025 or the three and nine months ended September 30, 2024. Effective August 31, 2025, the ATM Agreement was terminated.

On June 13, 2025, the Company closed an additional private placement offering with certain accredited investors of $2.50 million of the Company’s securities consisting of shares of the Company’s common stock and/or pre-funded warrants to acquire shares of the Company’s common stock and warrants to acquire shares of the Company’s common stock. Pursuant to the June 2025 PIPE Offering, the Company issued 1,551,351 shares of its common stock at an offering price of $1.48 per share, pre-funded warrants to purchase up to 137,838 shares of the Company’s common stock (the “June 2025 Pre-Funded Warrants”), exercisable at $0.001 per share, series A warrants to purchase up to 1,689,189 shares of the Company’s common stock, exercisable at $1.29 per share (the “June 2025 Series A Warrants”), and series B warrants to purchase up to 844,570 shares of the Company’s common stock, exercisable at $3.00 per share (the “June 2025 Series B Warrants”). Net proceeds to the Company from the June 2025 PIPE Offering were approximately $2.3 million, after deducting approximately $0.2 million in offering costs. In addition, the Company issued series A placement agent warrants to purchase up to 118,243 shares of the Company’s common stock, exercisable at $1.29 per share (the “June 2025 Series A Placement Agent Warrants”) and series B placement agent warrants to purchase up to 59,119 shares of the Company’s common stock, exercisable at $3.00 per share (the “June 2025 Series B Placement Agent Warrants”). The June 2025 Series A and B Placement Agent Warrants are considered a cost of the offering and the fair value of $125,835 is recorded as a component of additional paid-in capital.

On July 25, 2025, the Company closed a registered direct public offering with certain accredited investors of $1.74 million of the Company’s securities consisting of 414,331 shares of the Company’s common stock and pre-funded warrants (the “July 2025 Direct Pre-Funded Warrants”) to acquire up to 559,910 shares of the Company’s common stock, exercisable at $0.001 per share, and common stock warrants to acquire up to 974,241, exercisable at $1.66 per share (the “July 2025 Private Placement Warrants) at a purchase price of $1.786. Net proceeds to the Company from the offering were approximately $1.55 million, after deducting approximately $0.2 million in offering costs. The Company’s common stock and the July 2025 Direct Pre-Funded Warrants were offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 and an accompanying prospectus declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2023, and pursuant to a prospectus supplement dated July 23, 2025. The July 2025 Private Placement Warrants were sold on reliance from an exemption from the Securities Act afforded by Section 4(a)(2).

On July 25, 2025, the Company closed an additional private placement offering with certain accredited investors of $1.23 million of the Company’s securities consisting of 641,190 shares of the Company’s common stock at an offering price of $1.645 per share, pre-funded warrants to acquire 103,490 shares of the Company’s common stock exercisable at $0.001 per share and warrants to acquire 744,680 shares of the Company’s common stock exercisable at $1.52 per share (the “July 2025 Warrants”). Net proceeds to the Company from the July 2025 PIPE Offering were approximately $1.1 million, after deducting approximately $0.2 million in offering costs. In addition, the Company issued placement agent warrants to purchase up to 52,128 shares of the Company’s common stock, exercisable at $1.52 per share (the “July 2025 Placement Agent Warrants”). The July 2025 Placement Agent Warrants are considered a cost of the offering and the fair value of $45,824 is recorded as issuance cost within additional paid-in capital and a corresponding warrant reserve, also within additional paid-in capital.

On August 26, 2025, the Company closed a registered direct public offering with certain investors of $5.35 million of the Company’s common stock and/or pre-funded warrants to acquire shares of the Company’s common stock. Pursuant to the August 2025 Direct Offering, the Company issued 205,777 shares of its common stock at an offering price of $4.50 per share and pre-funded warrants to purchase up to 983,111 shares of the Company’s common stock (the “August 2025 Direct Pre-Funded Warrants”), exercisable at $0.001 per share. Net proceeds to the Company from the August 2025 Direct Offering were approximately $4.73 million, after deducting approximately $0.6 million in offering costs. The Company’s common stock was offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 and an accompanying prospectus declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2023, and pursuant to a prospectus supplement dated August 26, 2025.

The fair value of June 2024, December 2024, June 2025, and July 2025 Placement Agent Warrants is estimated at the date of issuance using the Black-Scholes option-pricing model. The estimated fair value of each placement agent warrant is recorded as issuance cost within additional paid-in capital and a corresponding warrant reserve, also within additional paid-in-capital. The determination of fair value using the Black-Scholes model is affected by the Company’s share price as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, expected life, and a risk-free interest rate.

The placement agent warrants were valued using the Black-Scholes option-pricing model with the following assumptions.

	June 2024	December 2024	June 2025	July 2025
	PIPE Offering	PIPE Offering	PIPE Offering	PIPE Offering

Expected volatility	100.4%	104.3%	98.9%	95.1%
Risk-free interest rate	4.45%	4.09%	3.86%	3.86%
Expected dividend yield	0%	0%	0%	0%
Expected life of warrants in years	2.75	2.75	2.5	2.5
Estimated fair value of placement agent warrants	$1.70	$1.52	$0.55 - 0.80	$0.82

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

The Company granted options to acquire 255 shares of common stock at $4,950 per share under the 2017 Plan. During the three and nine months ended September 30, 2025, options to acquire 135 shares of common stock were forfeited. At September 30, 2025 and December 31, 2024, there were options outstanding to acquire 120 and 255 shares of common stock, respectively. As of September 30, 2025 and December 31, 2024, all such options were fully vested, and had a weighted average remaining contractual life of approximately 2.1 and 3.2 years, respectively.

In July 2019, the Company authorized an additional plan, the 2019 Stock Incentive Plan (the “2019 Plan”). Under the 2019 Plan, the Company could grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. At both September 30, 2025 and December 31, 2024, a total of 10,452 shares were authorized for issuance under the 2019 Plan.

As of both September 30, 2025 and December 31, 2024, the Company has granted options to acquire 10,452 shares of common stock under the 2019 Plan. During the three and nine months ended September 30, 2025, options to acquire 4,619 shares of common stock were forfeited. There were stock options outstanding to acquire 5,512 shares of common stock with a weighted-average exercise price of $1,105.50 and weighted average contractual terms of 6.8 years at December 31, 2024. There are stock options outstanding to acquire 893 shares of common stock with a weighted-average exercise price of $1,011.03 and weighted average contractual terms of 4.6 years at September 30, 2025.

On August 17, 2023, the Company authorized the Tharimmune, Inc. 2023 Omnibus Incentive Plan (as amended, the “2023 Plan”). Under the 2023 Plan, the Company may grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. Initially, there were 6,934 shares of the Company’s common stock available to be issued pursuant to the 2023 Plan. Under an amendment and restatement to the 2023 Plan approved by the Company’s stockholders on May 14, 2024, a total of up to 173,600 shares of the Company’s common stock may be issued pursuant to the 2023 Plan. In addition, under the amendment, an “evergreen” provision was added to automatically increase the number of shares available under the 2023 Plan on January 1 annually, beginning January 1, 2025 and ending January 1, 2033, equal to the lesser of five percent of the shares of common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year or such lesser number of shares of the Company’s common stock as determined by the Board of Directors. Effective January 1, 2025, an additional 98,688 shares of the Company’s common stock were added to the 2023 Plan. Further, effective June 10, 2025, the shareholders approved an amendment to the 2023 Plan, increasing the 2023 Plan by 520,314 shares, to a total of 792,602 shares available under the 2023 Plan.

During the three and nine months ended September 30, 2025, the Company granted 515,000 and 648,833 options to acquire shares of common stock under the 2023 Plan, respectively. During the three and nine months ended September 30, 2025, options to acquire 145,410 and 145,992 shares of common stock were forfeited, respectively. At September 30, 2025, 145,273 shares of common stock remain available for issuance under the 2023 Plan. As of September 30, 2025 and December 31, 2024, there were stock options outstanding to acquire 606,029 and 103,188 shares of common stock with a weighted-average exercise price of $1.49 and $3.11, respectively, and weighted-average contractual terms of 9.7 years and 9.6 years, respectively. In September 2025, the compensation committee of the Board approved accelerating the vesting of options to purchase approximately 258,000 shares of common stock, resulting in additional non-cash stock-based compensation of approximately $0.2 million.

The following table summarizes stock-based activities under the 2017 Plan, 2019 Plan, and 2023 Stock Incentive Plans:

		Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Contractual
	Options	Price	Terms

Outstanding at December 31, 2024	108,955	$70.46	9.5 years
Granted	648,833	$1.45	9.7 years
Forfeited	(150,746)	$41.26	9.0 years
Outstanding at September 30, 2025	607,042	$3.95	9.7 years

Exercisable options at September 30, 2025	607,042	$3.95	9.7 years

Vested and expected to vest at September 30, 2025	607,042	$3.95	9.7 years

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

Stock options granted during the three and nine months ended September 30, 2025 and 2024 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Expected volatility	95.7%	100.8%	95.7 - 102.3%	100.8%
Risk-free interest rate	3.75%	3.80%	3.75 - 4.61%	3.80%
Expected dividend yield	0%	0%	0%	0%
Expected life of options in years	5.0	5.0	5.0	5.0
Estimated fair value of options granted	$0.99	$2.23	$0.99 - 1.50	$2.23

The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2025 was approximately $0.99 and $1.09, respectively. The weighted-average grant date fair value of stock options granted during three and nine months ended September 30, 2024 was approximately $2.23. The weighted-average fair value of stock options vested during the three and nine months ended September 30, 2025 was approximately $1.00 and $2.21, respectively, and during the three and nine months ended September 30, 2024 was approximately $11.11 and $28.49, respectively.

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Research and development	$93,643	$88,535	$449,541	$244,112
General and administrative	433,371	103,408	864,288	255,097
Total stock-based compensation	$527,014	$191,943	$1,313,829	$499,209

As of September 30, 2025, there was no unrecognized compensation expense related to non-vested options.

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

In November 2023, the Company issued the underwriters from a private placement offering warrants to purchase 20,000 shares of common stock with an initial exercise price of $18.75, exercisable beginning May 27, 2024, and expiring May 2, 2028 (the “November 2023 Underwriters Warrants”). As of September 30, 2025 and December 31, 2024, the November 2023 Underwriters Warrants to purchase 20,000 shares of common stock have not yet been exercised.

In connection with the June 2024 PIPE Offering as described in Note 4 to the condensed consolidated financial statements, the Company issued the June 2024 Pre-Funded Warrants to purchase 452,253 shares of the Company’s common stock at an exercise price of $0.001, the June 2024 PIPE Warrants to purchase 329,771 shares of the Company’s common stock at an exercise price of $3.09, and the June 2024 Placement Agent Warrants to purchase up to 39,573 shares of the Company’s common stock, exercisable at $3.06 per share. The June 2024 Pre-Funded Warrants were immediately exercisable and are able to be exercised at any time until exercised in full. The June 2024 PIPE Warrants were immediately exercisable and are able to be exercised until five and one-half years from the issuance date, or December 21, 2029. The June 2024 Placement Agent Warrants were exercisable six months from the date of issuance and are able to be exercised until five and one-half years from the issuance date, or December 21, 2029. As of September 30, 2025, all 452,253 of the June 2024 Pre-Funded Warrants have been exercised, 189,873 of the June 2024 PIPE Warrants have been exercised, and none of June 2024 Placement Agent Warrants have been exercised.

In connection with the December 2024 PIPE Offering as described in Note 4 to the condensed consolidated financial statements, the Company issued the December 2024 Pre-Funded Warrants to purchase 491,157 shares of the Company’s common stock at an exercise price of $0.001, the December 2024 Warrants to purchase 480,721 shares of the Company’s common stock at an exercise price of $2.031, and the December 2024 Placement Agent Warrants to purchase up to 57,687 shares of the Company’s common stock, exercisable at $2.031 per share. The December 2024 Pre-Funded Warrants were immediately exercisable and are able to be exercised at any time until exercised in full. The December 2024 Warrants and December 2024 Placement Agent Warrants are exercisable six months from the date of issuance and are able to be exercised until five and one-half years from the issuance date, or December 9, 2030. As of September 30, 2025, all 491,157 of the December 2024 Pre-Funded Warrants, 205,824 of the December 2024 Warrants have been exercised, and none of the December 2024 Placement Agent Warrants have been exercised.

In connection with the June 2025 PIPE Offering as described in Note 4 to the condensed consolidated financial statements, the Company issued the June 2025 Pre-Funded Warrants to purchase 137,838 shares of the Company’s common stock at an exercise price of $0.001, the June 2025 Series A Warrants to purchase 1,689,189 shares of the Company’s common stock at an exercise price of $1.29, the June 2025 Series B Warrants to purchase 844,570 shares of the Company’s common stock at an exercise price of $3.00, the June 2025 Series A Placement Agent Warrants to purchase 118,243 shares of the Company’s common stock at an exercise price of $1.29, and the June 2025 Series B Placement Agent Warrants to purchase 59,119 shares of the Company’s common stock at an exercise price of $3.00. The June 2025 Pre-Funded Warrants were immediately exercisable and are able to be exercised at any time until exercised in full. The June 2025 Series A and B Warrants and the June 2025 Series A and B Placement Agent Warrants are exercisable six months from the date of issuance and are able to be exercised until five and a half years from the issuance date, or June 13, 2031. On October 1, 2025, the June 2025 Series A and B Warrant agreements were amended to be exercisable immediately and are able to be exercised until five and one-half years from the issuance date. As of September 30, 2025, 60,047 of the June 2025 Pre-Funded Warrants have been exercised, 206 of the June 2025 Series A Warrants have been exercised, and none of the June 2025 Series B Warrants, June 2025 Series A Placement Agent Warrants, or the June 2025 Series B Placement Agent Warrants have been exercised.

In connection with the July 2025 Direct Offering as described in Note 4 to the condensed consolidated financial statements, the Company issued the July 2025 Direct Pre-Funded Warrants to purchase 559,910 shares of the Company’s common stock at an exercise price of $0.001, and the July 2025 Private Placement Warrants to purchase 974,241 shares of the Company’s common stock at an exercise price of $1.66. The July 2025 Direct Pre-Funded Warrants were immediately exercisable and are able to be exercised at any time until exercised in full. The July 2025 Private Placement Warrants are exercisable six months from the date of issuance and are able to be exercised until five and one-half years from the issuance date, or July 23, 2031. On October 1, 2025, the July 2025 Direct Warrant agreements were amended to be exercisable immediately and are able to be exercised until five and one-half years from the issuance date. As of September 30, 2025, 355,057 of the July 2025 Direct Pre-Funded Warrants have been exercised and none of the July 2025 Private Placement Warrants have been exercised.

In connection with the July 2025 PIPE Offering as described in Note 4 to the condensed consolidated financial statements, the Company issued the July 2025 Pre-Funded Warrants to purchase 103,490 shares of the Company’s common stock at an exercise price of $0.001, the July 2025 Warrants to purchase 744,680 shares of the Company’s common stock at an exercise price of $1.52, and the July 2025 Placement Agent Warrants to purchase 52,128 shares of the Company’s common stock at an exercise price of $1.52. The July 2025 Pre-Funded Warrants were immediately exercisable and are able to be exercised at any time until exercised in full. The July 2025 Warrants and the July 2025 Placement Agent Warrants are exercisable six months from the date of issuance and are able to be exercised until five and one-half years from the issuance date, or July 25, 2031. On October 1, 2025, the July 2025 Private Placement Warrants were amended to be exercisable immediately, and are able to be exercised until five and one-half years from the issuance date. As of September 30, 2025, all 103,490 of the July 2025 PIPE Pre-Funded Warrants have been exercised and none of the July 2025 Warrants or the July 2025 Placement Agent Warrants have been exercised.

In connection with the August 2025 Direct Offering as described in Note 4 to the condensed consolidated financial statements, the Company issued the August 2025 Direct Pre-Funded Warrants to purchase 983,111 shares of the Company’s common stock at an exercise price of $0.001. The August 2025 Direct Pre-Funded Warrants were immediately exercisable and are able to be exercised at any time until exercised in full. As of September 30, 2025, 810,143 of the August 2025 Direct Pre-Funded Warrants have been exercised.

Terms of the warrants outstanding at September 30, 2025 are as follows:

	Initial	Expiration	Exercise	Warrants	Warrants	Warrants
Issuance Date	Exercise Date	Date	Price	Issued	Exercised	Outstanding

January 14, 2022	July 10, 2022	January 11, 2027	$1,875.00	500	-	500

May 2, 2023	November 2, 2023	May 2, 2028	$234.375	424	-	424

November 30, 2023	May 27, 2024	May 2, 2028	$18.75	20,000	-	20,000

June 21, 2024	June 21, 2024	N/A	$0.001	452,253	452,253	-

June 21, 2024	June 21, 2024	December 21, 2029	$3.09	329,771	189,873	139,898

June 21, 2024	June 21, 2024	December 21, 2029	$3.06	39,573	-	39,573

December 9, 2024	December 9, 2024	N/A	$0.001	491,157	491,157	-

December 9, 2024	June 9, 2025	December 9, 2030	$2.03	480,721	205,824	274,897

December 9, 2024	June 9, 2025	December 9, 2030	$2.031	57,687	-	57,687

June 20, 2025	June 20, 2025	N/A	$0.001	137,838	60,047	77,791

June 20, 2025	December 20, 2025*	June 20, 2031*	$1.29	1,689,189	206	1,688,983

June 20, 2025	December 20, 2025*	June 20, 2031*	$3.00	844,570	-	844,570

June 20, 2025	December 20, 2025	June 20, 2031	$1.29	118,243	-	118,243

June 20, 2025	December 20, 2025	June 20, 2031	$3.00	59,119	-	59,119

July 25, 2025	July 25, 2025	N/A	$0.001	559,910	355,057	204,853

July 25, 2025	January 25, 2026*	July 25, 2031*	$1.66	974,241	-	974,241

July 25, 2025	July 25, 2025	N/A	$0.001	103,490	-	103,490

July 25, 2025	January 25, 2026*	July 25, 2031*	$1.52	744,680	-	744,680

July 25, 2025	January 25, 2026	July 25, 2031	$1.52	52,128	-	52,128

August 26, 2025	August 26, 2026	N/A	$0.001	983,111	857,160	125,951

*	The exercise and expiration dates for the referenced common warrants were amended in October 2025 to reflect an exercise date of October 1, 2025 and an expiration date of five and one-half years from the issuance date. See above for further detail as well as disclosure within the subsequent events footnote in Note 8 to the condensed consolidated financial statements.

Restricted Stock Units

During the nine months ended September 30, 2025, as stock-based consideration for consulting services, the Company granted restricted stock units (“RSUs”) under the 2023 Plan to an individual representing the right to receive 35,000 shares of the Company’s common stock. The RSUs will 100% vest on June 30, 2026, provided that the grantee remains a consultant of the Company.

The grant date fair value of an RSU represents the closing price of the Company’s common stock on the date of grant. The estimated fair value of each RSU is then expensed over the requisite service period, which is generally the vesting period (approximately a year and a half).

The total stock compensation expense related to RSUs for the three and nine months ended September 30, 2025 was $12,277 and $32,694, respectively. The total estimated fair value of RSUs at September 30, 2025 was $69,125, of which $36,431 remains to be vested quarterly through June 30, 2026. As of September 30, 2025, there are 35,000 outstanding unvested RSUs, which will fully vest on June 30, 2026.

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

During the three and nine months ended September 30, 2025, the Company incurred success fees of $100,000 to Minotaur.

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

On March 11, 2024, the Company entered into an addendum to the ABSI Agreement to fund research services with quarterly payments of $50,000 beginning March 18, 2024 with subsequent payments due on the 18th of each calendar quarter. Effective July 31, 2025, the quarterly services agreement was terminated. During the three and nine months ended September 30, 2025, the Company incurred research service expense of $50,000 and $150,000 to ABSI.

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

During the three and nine months ended September 30, 2025, the Company paid no milestone fees to Avior in accordance with the terms of the agreement.

Enkefalos License Agreement

On June 17, 2024 (the “Enkefalos Effective Date”), the Company signed a letter of intent to enter into the Enkefalos License Agreement with Enkefalos Biosciences Inc. (“Enkefalos”) pursuant to which the Company is licensing the global rights in all fields of use for the products related to the compounds knows as cyclotides to deliver HER2 antibodies across the blood-brain barrier and all associated know-how, technology, intellectual property and related information and constructs, and any associated authorized generic rights and all related assets (collectively, the “Products” referred to in this letter as ENBI-01) from Enkefalos. This agreement was terminated during the six months ended June 30, 2025. Pursuant to the Enkefalos License Agreement, the Company paid Enkefalos an up-front license fee of $150,000 , included within research and development expenses, within ten days of the Enkefalos Effective Date. Upon termination of the Enkefalos License Agreement, the license granted pursuant to such agreement terminated and all rights in the Licensed Patent Rights and Licensed Products reverted back to Enkefalos.

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

Employment Agreements

On July 6, 2023, the Company entered into an amended and restated employment agreement (the “Former CEO Employment Agreement”) with the now former CEO. The Former CEO Employment Agreement had the same terms as the COO Employment Agreement (as defined below) except, the CEO (i) would receive a base salary of $500,000 per year, which could be increased by the Board; and (ii) was eligible to receive an annual bonus equal to 60% of his then base salary based upon the achievement of Company and individual targets to be established by the Board, in its sole discretion. In addition, in the event the CEO’s employment was terminated by the Company other than as a result of his death or Disability and other than for Cause, or if the CEO terminated his employment for Good Reason, then, in addition to the Accrued Compensation, the Company would pay the CEO’s base salary and provide health benefits for a period of 18 months following the termination date (each as defined in the Former CEO Employment Agreement). In addition, all Restricted Shares and Stock Options (as defined in the Former CEO Employment Agreement) that had not vested as of the date of termination would be forfeited and outstanding unvested time-based equity awards would be accelerated in accordance with the applicable vesting schedule as if the now former CEO had been in service for an additional 12 months as of the termination date. Effective June 11, 2025, the CEO resigned, terminating the Former CEO Employment Agreement, and entered into a settlement and general release agreement (the “CEO Settlement Agreement”). Pursuant to the CEO Settlement Agreement, the former CEO received gross payments of $133,500, less applicable withholdings and deductions, paid during the three months ended September 30, 2025 as a result of the closing of at least $3 million in equity financings and the former CEO’s unvested stock options vested immediately.

In connection with the appointment of the Company’s Chief Operating Officer on July 11, 2023, the Company entered into an employment agreement (the “COO Employment Agreement”) with the COO. The COO Employment Agreement shall continue for a period of five years and, thereafter, shall automatically renew for successive one-year terms unless either party provides the other party with written notice of non-renewal at least 60 days prior to the last day of the then-current term. Pursuant to the COO Employment Agreement, the COO would: (i) receive a base salary of $400,000 per year, which could be increased by the Board; (ii) be eligible to receive an annual bonus equal to 50% of his then base salary based upon the achievement of Company and individual targets to be established by the Board, in its sole discretion; (iii) be eligible to receive equity-based compensation awards as determined by the Company; (iv) receive reimbursement of reasonable business expenses; and (v) receive such other benefits that the Company may make available to its senior executives from time to time along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. Effective June 11, 2025, in connection with the resignation of the former CEO, the COO was appointed CEO. In connection with such appointment, the COO Employment Agreement was amended with similar terms to the agreement for the Executive Chairman of the Board as described below (the “Chairman Employment Agreement”). The Company’s current CEO received a base salary of $285,000 per year, which may be increased by the Board and is eligible to receive an annual bonus equal to 60% of his then base salary based upon achievement of Company and individual targets to be established by the Board, in its sole discretion (the “Amended CEO Agreement”).

In accordance with the Former CEO Employment Agreement and COO Employment Agreement, the compensation committee of the Board approved a bonus of 50% in equity compensation and 50% in cash compensation on January 13, 2025, based on corporate performance objectives earned during the year ended December 31, 2024. The former CEO’s equity bonus for the year ended December 31, 2024 was made up of options to purchase up to 80,958 shares of the Company’s common stock, which had a grant date fair value of $121,112. The COO’s equity bonus for the year ended December 31, 2024 was made up of options to purchase up to 52,875 shares of the Company’s common stock, which had a grant date fair value of $79,100.

In connection with the appointment of the Company’s Executive Chairman of the Board (the “Chairman”), on June 11, 2025, the Company entered into an employment agreement with the Chairman (as amended, the “Chairman Employment Agreement”). The Chairman Employment Agreement shall continue for a period of five years and, thereafter, shall automatically renew for successive one year terms unless either party provides the other party with written notice of non-renewal at least 60 days prior to the last day of the then current term. Pursuant to the Chairman Employment Agreement, the Chairman received a base salary of $285,000 per year, which may be increased by the Board and shall: (i) be eligible to receive an annual bonus equal to 60% of his then base salary based upon the achievement of Company and individual targets to be established by the Board, in its sole discretion; (ii) be eligible to receive equity-based compensation awards as determined by the Company; (iii) receive reimbursement of reasonable business expenses; and (iv) receive such other benefits that the Company may make available to its senior executives from time to time along with vacation, sick, and holiday pay in accordance with the Company’s policies established and in effect from time to time.

In the event that the Chairman’s employment is terminated by the Company other than as a result of his death or disability and other than for cause, or if the Chairman terminates his employment for Good Reason (as defined in the Chairman Employment Agreement), then, in addition to accrued compensation, the Company shall (i) continue to pay his base salary and provide health benefits for a period of 12 months following the termination date or, in the case of benefits, such time as he receives equivalent coverage and benefits under plans and programs of a subsequent employer; and (ii) provide such other or additional benefits, if any, as may be provided under applicable employee benefit plans, programs and/or arrangements of the Company (other than any severance plans or programs). In addition, all unvested time-based equity awards (including restricted shares and stock options) shall be immediately and fully accelerate and become vested. Moreover, stock options that have vested as of the termination date shall remain exercisable until the earlier of (i) 60 months following such termination and (ii) the expiration date of the stock option. On September 2, 2025, the compensation committee of the Board approved an increase in the payment that the Chairman would receive in the event his employment was terminated within 12 months of a change of control of the Company from two times base salary and target bonus to three times base salary and target bonus.

On September 2, 2025, the compensation committee of the Board approved an increase of $100,000 in each of the current CEO’s base salary and the Chairman’s base salary such that both shall receive a base salary of $385,000 per year, which may be increased by the Board. In addition, the compensation committee of the Board approved an increase in the payment that the CEO and/or Chairman would receive in the event either of their employment was terminated within 12 months of a change of control of the Company from two times base salary and target bonus to three times base salary and target bonus. As of September 30, 2025, there was accrued bonus of $0.2 million included in accrued expenses in the accompanying condensed consolidated balance sheet.

Note 7 – Related Party Transactions

Related Party Ownership

The Company’s Chairman is a partner and licensed broker at President Street Global, a consultant for the Company. His combined ownership, both individually and through President Street Global and an additional company, is approximately 20.72% of the Company’s outstanding common stock. During the nine months ended September 30, 2025, the Chairman purchased an aggregate of 337,338 common shares at the public offering price and on the same terms as the other purchasers in the June 2025 PIPE Offering for a purchase price of $500,000, which includes 337,838 June 2025 Series A Warrants, and 168,918 June 2025 Series B Warrants. The Company made payments of $0.6 million and $1.5 million to President Street Global for services rendered during the three and nine months ended September 30, 2025, respectively, including offering commissions received as the broker in the various offerings. In addition, President Street Global received placement agent warrants to purchase up to 326,750 shares of the Company’s common stock as compensation for the Company’s June 2024 PIPE, December 2024 PIPE, June 2025 PIPE, and July 2025 PIPE offerings.

The CEO, individually as well as through companies he serves as managing member and managing partner, collectively owns 4.02% of the Company’s outstanding common stock, including common shares available upon exercise of vested options to purchase shares of the Company’s common stock. During the nine months ended September 30, 2025, the CEO purchased 60,806 common shares in the June 2025 PIPE Offering, June 2025 Series A Warrants to purchase up to 60,806 shares of common stock, and June 2025 Series B Warrants to purchase up to 30,403 shares of common stock.

Note 8 – Subsequent Events

Warrant Amendments

In October 2025, the exercise and expiration dates for the June Series A and B Warrants, the July 2025 PIPE Warrants, and the July 2025 Private Placement Warrants were amended to be immediately exercisable on October 1, 2025 and an expiration date of five and one-half years from the issuance date. See Note 5 to the condensed consolidated financial statements.

Warrant Exercises

Since September 30, 2025, 1,360,664 warrants were exercised for 1,142,565 shares of common stock for gross proceeds of $1.5 million.

Shareholder Approval

On October 9, 2025, the shareholders of the Company approved an amendment to the 2023 Plan, increasing the 2023 Plan by 1,207,398 shares, to a total of 2,000,000 shares available under the 2023 Plan.

In addition, on October 10, 2025, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware pursuant to which it increased the total number of shares of common stock authorized for issuance thereunder from 250,000,000 shares to 1,000,000,000.

Related Party

In October 2025, the Company agreed to pay an early lump-sum payment of approximately $0.9 million in lieu of the remaining monthly installments of its consulting agreement with President Street Global. In addition, on October 1, 2025, the Company entered into an advisory agreement with President Street Global for a period of six months, with monthly payments of $150,000.

Securities Purchase Agreements

On November 3, 2025, the Company entered into securities purchase agreement (the “Cash Securities Purchase Agreements”) with certain accredited investors (the “Cash Purchasers”) pursuant to which the Company agreed to sell and issue to the Cash Purchasers in a private placement offering (the “Cash Offering”) an aggregate of 25,966,048 shares of common stock of the Company (the “Cash Shares”), par value $0.0001 per share (“Common Stock”) and/or pre-funded warrants (the “Cash Pre-Funded Warrants”) to purchase 6,351,021 shares of Common Stock (the “Cash Pre-Funded Warrant Shares”) at an offering price of $3.075 per share (the “Per Share Cash Purchase Price”) for gross proceeds of approximately $99.4 million. Each of the Cash Pre-Funded Warrants is immediately exercisable for one share of Common Stock subject to certain beneficial ownership limitations set forth therein.

Additionally, on November 3, 2025, the Company entered into securities purchase agreements (the “Cryptocurrency Securities Purchase Agreements”) with certain accredited investors (the “Cryptocurrency Purchasers”) pursuant to which the Company agreed to sell in a private placement (the “Cryptocurrency Offering”) pre-funded warrants (the “Cryptocurrency Pre-Funded Warrants”) to purchase 145,105,094 shares of Common Stock at an offering price of $3.075 less $0.0001 per shares for gross proceeds in Canton Coin of approximately $446.2 million. The Cryptocurrency Purchasers will tender Canton Coin (“CC”) to the Company as consideration for the Cryptocurrency Pre-Funded Warrants. The exercise of the Cryptocurrency Pre-Funded Warrants into Common Stock is subject to shareholder approval (“Shareholder Approval”) and such warrants will not be exercisable until such Shareholder Approval is received.

Strategic Advisor Agreement

Contemporaneously with the sale of the securities in the Cash Offering ad the Cryptocurrency Offering, the Company will issue to certain strategic advisors warrants to purchase shares of Common Stock (the “Strategic Advisor Warrants”) equal to 5% of the aggregate number of shares of Common Stock on a fully diluted basis (including all outstanding shares of Common Stock, and shares of Common Stock issuable pursuant to outstanding options, warrants and other convertible securities) sold in such offering at an exercise price of $0.001 per share. The Strategic Advisor Warrants will first become vested and exercisable on the later of (i) the effectiveness of registration statement registering the issuance of the shares underlying the Strategic Advisor Warrants or (ii) the effective date of the Shareholder Approval.

Compensatory Arrangements

In October 2025, the compensation committee of the Board approved cash bonuses to the Company’s employees of approximately $1.0 million. In connection with the Cash Offering and Cryptocurrency Offering (the “Offerings”), the Board approved cash bonus to Vincent LoPriore, Chairman, of $2.05 million, Sireesh Appajosyula, CEO of Gravitas Life Sciences, of $1.9 million and other non-executive employees combined bonuses of $2.05 million.

In connection with the Offerings, on November 6, 2025, Nancy Davis and Sanam Parikh resigned as members of the board of directors. Mark Wendland was appointed as Chief Executive Officer and director of the Board of Tharimmune and Sireesh Appajosyula, former Chief Executive Officer was appointed Chief Executive Officer of Tharimmune’s subsidiary, Gravitas Life Sciences, formerly known as Hillstream Oncology, Inc. Mark Toomey was appointed as President of Tharimmune.

The Company entered into an employment agreement with Mr. Wendland to receive (i) an annual base salary of $500,000, subject to review and adjustment by the Board from time to time, (ii) a one-time sign-on bonus of $150,000, (iii) eligibility for an annual performance-based cash bonus of at least $125,000 for 2025 and equal to $500,000 plus an additional amount as determined by the Board for 2026 and for calendar years after 2026, an amount determined by the Board, in each case subject to continuous employment with the Company. Mr. Wendland will be eligible to receive time-based and performance-based restricted sock units equal to 1% of the Company’s common stock on a fully diluted basis, subject to Board approval.

The Company entered into an employment agreement with Mr. Toomey to receive (i) an annual base salary of $500,000, subject to review and adjustment by the Board from time to time, (ii) a one-time sign-on bonus of $150,000, (iii) eligibility for an annual performance-based cash bonus of at least $125,000 for 2025 and at least $500,000 for 2026 and for calendar years after 2026, an amount determined by the Board, in each case subject to continuous employment with the Company. Mr. Toomey will be eligible to receive time-based and performance-based restricted sock units equal to 0.9% of the Company’s common stock on a fully diluted basis, subject to Board approval.

The employment agreements for Mr. Wendland and Mr. Toomey provide that in the event the executive terminates their employment for “good reason” or the Company terminates their employment without “cause” (in each case as defined in their employment agreement), they are entitled to receive 12 months of base salary. However, if Mr. Wendland is terminated by the Company without “cause” or if Mr. Wendland terminates for “good reason” prior to the payment of 2027 bonus, he will be paid a bonus for his service in 2026 and receive severance of $1,000,000. Mr. Toomey will receive any unpaid portion of his 2025 and 2026 bonus as of the date of termination. Lastly, if either Mr. Wendland or Mr. Toomey terminates for “good reason” or without “cause” within 12 months following a change in control (as defined in their employment agreements), all unvested time-vesting conditions of the restricted stock unit awards will accelerate and vest in full.

November 2025 ATM Agreement

On November 6, 2025, the Company entered into an at-the-market agreement (the “November 2025 ATM Agreement”) with Clear Street LLC and President Street Global LLC (the “ATM Sales Agents”) under which the Company may sell, from time to time through the ATM Sales Agents, shares of common stock in one or more offerings up to a total dollar amount of $65 million. Sales of shares of the Company’s common stock through the ATM Sales Agents, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Stock Market LLC or any other existing trading market for the common shares. The Company’s common stock is being offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 and an accompanying prospectus declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2023, and pursuant to a prospectus supplement dated November 7, 2025. As of November 10, 2025, the Company has sold 261,733 shares of common stock pursuant to the November 2025 ATM Agreement for net proceeds of approximately $1.2 million after deducting commissions of $29,522.

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

We are also developing an early-stage pipeline of novel therapeutic candidates targeting validated high value immuno-oncology (“IO”) targets including human epidermal growth factor (“EGF”) receptor 2 (“HER2”), human EGF receptor 3 (“HER3”) and programmed cell death protein 1 (“PD-1”). We are developing antibodies including bispecific antibodies, antibody drug conjugates and small molecular weight bovine-derived “knob” domains which have the potential to target and bind more tightly to “undruggable” epitopes better than full sized antibodies. We are advancing HS1940, a bispecific biologic against both PD-1 and vascular endothelial growth receptor (“VEGF”) antibody which targets both receptors. In addition, we have completed initial pre-clinical in-vitro testing for HS3215, a HER2/HER3 bispecific antibody.

Recent Developments

Warrant Amendments

In October 2025, the exercise and expiration dates for the June Series A and B Warrants, the July 2025 PIPE Warrants, and the July 2025 Private Placement Warrants were amended to be immediately exercisable on October 1, 2025 with an expiration date of five and one-half years from the issuance date.

Related Party

In October 2025, we agreed to pay an early lump-sum payment of approximately $0.9 million in lieu of the remaining monthly installments of its consulting agreement with President Street Global. In addition, on October 1, 2025, we entered into an advisory agreement with President Street Global for a period of six months, with monthly payments of $150,000.

Compensatory Arrangements

In October 2025, the compensation committee of the Board approved cash bonuses to our employees of approximately $1.0 million. In connection with the Cash Offering and Cryptocurrency Offering (the “Offerings”), the Board approved cash bonus to Vincent LoPriore, Chairman, of $2.05 million, Sireesh Appajosyula, CEO of Gravitas Life Sciences, of $1.9 million and other non-executive employees combined bonuses of $2.05 million.

In connection with the Offerings, on November 6, 2025, Nancy Davis and Sanam Parikh resigned as members of the board of directors. Mark Wendland was appointed as Chief Executive Officer and director of the Board of Tharimmune and Sireesh Appajosyula, former Chief Executive Officer was appointed Chief Executive Officer of Tharimmune’s subsidiary, Gravitas Life Sciences, formerly known as Hillstream Oncology, Inc. Mark Toomey was appointed as President of Tharimmune.

We entered into an employment agreement with Mr. Wendland to receive (i) an annual base salary of $500,000, subject to review and adjustment by the Board from time to time, (ii) a one-time sign-on bonus of $150,000, (iii) eligibility for an annual performance-based cash bonus of at least $125,000 for 2025 and equal to $500,000 plus an additional amount as determined by the Board for 2026 and for calendar years after 2026, an amount determined by the Board, in each case subject to continuous employment with the Company. Mr. Wendland will be eligible to receive time-based and performance-based restricted sock units equal to 1% of our common stock on a fully diluted basis, subject to Board approval.

We entered into an employment agreement with Mr. Toomey to receive (i) an annual base salary of $500,000, subject to review and adjustment by the Board from time to time, (ii) a one-time sign-on bonus of $150,000, (iii) eligibility for an annual performance-based cash bonus of at least $125,000 for 2025 and at least $500,000 for 2026 and for calendar years after 2026, an amount determined by the Board, in each case subject to continuous employment with the Company. Mr. Toomey will be eligible to receive time-based and performance-based restricted sock units equal to 0.9% of our common stock on a fully diluted basis, subject to Board approval.

See Note 8 – Subsequent Events for additional details.

Securities Purchase Agreements

On November 3, 2025, we entered into securities purchase agreements (the “Cash Securities Purchase Agreements”) with certain accredited investors (the “Cash Purchasers”) pursuant to which we agreed to sell and issue to the Cash Purchasers in a private placement offering (the “Cash Offering”) an aggregate of 25,966,048 shares of common stock of the Company (the “Cash Shares”), par value $0.0001 per share (“Common Stock”) and/or pre-funded warrants (the “Cash Pre-Funded Warrants”) to purchase 6,351,021 shares of Common Stock (the “Cash Pre-Funded Warrant Shares”) at an offering price of $3.075 per share (the “Per Share Cash Purchase Price”) for gross proceeds of approximately $99.4 million. Each of the Cash Pre-Funded Warrants is immediately exercisable for one share of Common Stock subject to certain beneficial ownership limitations set forth therein.

Additionally, on November 3, 2025, we entered into securities purchase agreements (the “Cryptocurrency Securities Purchase Agreements”) with certain accredited investors (the “Cryptocurrency Purchasers”) pursuant to which we agreed to sell in a private placement (the “Cryptocurrency Offering”) pre-funded warrants (the “Cryptocurrency Pre-Funded Warrants”) to purchase 145,105,094 shares of Common Stock at an offering price of $3.075 less $0.0001 per shares for gross proceeds in Canton Coin of approximately $446.2 million. The Cryptocurrency Purchasers will tender Canton Coin (“CC”) to us as consideration for the Cryptocurrency Pre-Funded Warrants. The exercise of the Cryptocurrency Pre-Funded Warrants into Common Stock is subject to shareholder approval (“Shareholder Approval”) and such warrants will not be exercisable until such Shareholder Approval is received.

Strategic Advisor Agreement

Contemporaneously with the sale of the securities in the Cash Offering ad the Cryptocurrency Offering, we will issue to certain strategic advisors warrants to purchase shares of Common Stock (the “Strategic Advisor Warrants”) equal to 5% of the aggregate number of shares of Common Stock on a fully diluted basis (including all outstanding hares of Common Stock, and shares of Common Stock issuable pursuant to outstanding options, warrants and other convertible securities) sold in such offering at an exercise price of $0.001 per share. The Strategic Advisor Warrants will first become vested and exercisable on the later of (i) the effectiveness of registration statement registering the issuance of the shares underlying the Strategic Advisor Warrants or (ii) the effective date of the Shareholder Approval.

Canton-centric Digital Asset Treasury Strategy

We believe that the Canton Network’s blockchain technology is transforming the future of global finance, connecting some of the world’s most trusted institutions on a single, secure, and interoperable blockchain. With trillions in assets on the chain and the support of leading institutions, the Canton Network delivers real-world performance, privacy, and atomic settlements. Our strategic digital asset reserve of Canton Coin (“CC”), a utility token used to support interoperability and settlement across the Canton Network, reflects our conviction in the potential of the Canton Network to drive efficiency, transparency, and resiliency in global markets.

Canton Network is a public, permissionless blockchain with privacy proven to work at institutional scale. Unlike traditional public blockchains, Canton operates as a “network of networks,” where independently governed applications interoperate securely through decentralized public infrastructure called the Global Synchronizer. Major institutions, fintechs and a fast-growing builder community create applications on Canton to transact and synchronize assets and data atomically, 24/7, with highly configurable privacy. Today, applications running on Canton enable cross-market settlement and asset mobility without compromising confidentiality and process more than $6 trillion in tokenized real-world assets, including over $350 billion in daily U.S. Treasury repo. The Global Synchronizer is independently stewarded by the neutral Canton Foundation, which facilitates open governance, covering protocol oversight and improvement proposals.

Canton’s protocol implements ‘proof-of-stakeholder’ validation which, unlike traditional proof-of-stake networks, ensures that only the parties to a transaction can see and validate it. The Global Synchronizer uses Byzantine Fault Tolerant consensus to time-order cross-application transactions, keep participants in sync and prevent conflicts. It doesn’t replicate and broadcast all data globally; it coordinates proofs between participants, ensuring everyone reaches the same outcome, while always preserving privacy. CC is the native utility token of the network, used to pay traffic fees for the Global Synchronizer, and to reward those who contribute measurable utility to the ecosystem. Every coin in circulation is earned through network participation only. Such participation includes participation as application providers building high utility apps, users driving activity and infrastructure operators. CC’s fair-launch and incentive alignment across the network anchors the token in real-world transactions and utility over speculation.

CC supply follows a declining issuance curve designed to reward early contributors while trending toward long-term sustainability. CC issuance started high to bootstrap participation and app development, then halves periodically (with the next halving in January 2026) to balance inflation and burn. The share of new CC issuances is now shifting from favoring Super Validators (those who operate network infrastructure) to applications and users. Unlike other networks, two-thirds of total supply over the first 10 years is available as rewards for app providers and users, with a third to Super Validators.

CC follows a burn-and-mint equilibrium model that ties supply to verified network activity rather than fixed inflation or pre-minted reserves. It provides a dynamic balance between fixed, dollar-denominated fees, and a floating CC market price against a known issuance curve. Fees are fixed in $ terms, with users paying a set $ / MB for transactions that use the Global Synchronizer. The quantity of CC burned depends on market price: Users pay for network fees by burning the $USD equivalent of CC amount at the onchain conversion rate. If the price is too high relative to onchain activity, then mint exceeds burn (net inflation), creating downward pressure on price. If price is too low relative to activity, then burn exceeds mint (net deflation), creating upward pressure on price. Over time, the system seeks an equilibrium where long-run net supply change approaches zero. Because equilibrium can occur at different price/ activity combinations, the ultimate total CC supply is not predetermined. This mechanism ensures that Canton’s token economy remains sustainable and utility-aligned, with disciplined supply growth tied directly to real network activity.

Our Canton digital asset strategy was adopted by us as part of our broader strategy to enhance our platform with capital efficiency, to diversify treasury management practices, and engage with emerging financial technologies. In addition, we intend to execute a diverse strategy that, along with CC acquisition via capital markets activities, includes generation of CC rewards by applying to be a Super Validator and investing in the development of applications on the Canton Network that drive institutional utility, scalability and adoption across capital markets.

Our adoption of a digital asset treasury strategy is not expected to materially alter our day-to-day operations, which remain focused on developing a portfolio of therapeutic candidates for inflammation and immunology. The strategy is designed to supplement our capital allocation framework by integrating a forward-looking, technology-driven approach to treasury management. Over time, participation in the Canton Network may offer strategic advantages for product development and global expansion.

Components of Results of Operations

Revenue

We did not recognize revenues for the three and nine months ended September 30, 2025 and 2024.

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

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting, printing, and filing fees that were capitalized and offset against the proceeds from our securities offerings. At September 30, 2025, deferred offering costs of approximately $92,000 representing professional services incurred related to the At the Market Offering Agreement (the “ATM Agreement”), through which the Company may sell, from time to time through the applicable sales manager, shares of common stock in one or more offerings up to a total dollar amount of $1.65 million, were written off as the ATM Agreement was terminated effective August 31, 2025. See Notes 2 and 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

	Three Months Ended September 30,
	2025	2024	Change

Condensed Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$277,803	$2,281,827	$(2,004,024)
General and administrative	1,815,775	1,583,744	232,031
Total operating expenses	2,093,578	3,865,571	(1,771,993)
Other expense:
Interest expense	(9,648)	(3,009)	(6,639)
Interest income	1,388	72,728	(71,340)
Total other income (expense), net	(8,260)	69,719	(77,979)
Net loss	$(2,101,838)	$(3,795,852)	$1,694,014

Research and Development Expenses

The table below summarizes by program our research and development expenses for the periods presented:

	Three Months Ended September 30,
	2025	2024	Change

HS1940	$39,890	$118,540	$(78,650)
HS3215	61,696	-	61,696
TH023	-	400,000	(400,000)
TH104	152,193	782,506	(630,313)
Other research and development	24,024	980,781	(956,757)
Total research and development expenses	$277,803	$2,281,827	$(2,004,024)

Research and development expenses decreased by approximately $2.0 million, or 88%, to approximately $0.3 million for the three months ended September 30, 2025 from approximately $2.3 million for three months ended September 30, 2024. The decrease was primarily the result of a decrease in pre-clinical vendor expenses of approximately $0.2 million, license fees of approximately $1.4 million, and clinical trials of approximately $0.4 million.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million, or 15%, to $1.8 million for the three months ended September 30, 2025 from $1.6 million for the three months ended September 30, 2024. The change in general and administrative expenses was primarily due to an increase in general and administrative personnel and non-cash stock compensation expense.

Interest Expense

Interest expense increased by approximately $7,000, or 221%, to $9,648 for the three months ended September 30, 2025 from $3,009 for the three months ended September 30, 2024. The increase in interest expense was primarily related to the director and officer insurance premium financing liability as well as a note payable related to a legal fees settlement.

Interest Income

Interest income decreased by approximately $71,000, or 98%, to $1,388 for the three months ended September 30, 2025 from $72,728 for the three months ended September 30, 2024. The decrease in interest income was primarily due to the decrease in cash from September 2024 and a decrease in interest rates.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024	Change

Condensed Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$1,418,077	$4,306,638	$(2,888,561)
General and administrative	5,073,330	4,279,690	793,640
Total operating expenses	6,491,407	8,586,328	(2,094,921)
Other expense:
Interest expense	(24,280)	(12,926)	(11,354)
Interest income	16,992	222,236	(205,244)
Total other income (expense), net	(7,288)	209,310	(216,598)
Net loss	$(6,498,695)	$(8,377,018)	$1,878,323

Research and Development Expenses

The table below summarizes by program our research and development expenses for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change

HS1940	$179,924	$382,687	$(202,763)
HS3215	182,649	281,219	(98,570)
TH023	132,557	400,000	(267,443)
TH104	731,461	1,396,838	(665,377)
Other research and development	191,486	1,845,894	(1,654,408)
Total research and development expenses	$1,418,077	$4,306,638	$(2,888,561)

Research and development expenses decreased by $2.9 million, or 67%, to $1.4 million for the nine months ended September 30, 2025 from $4.3 million for nine months ended September 30, 2024. The decrease was primarily the result of a decrease in pre-clinical vendor expenses of approximately $0.7 million, license fees of approximately $1.8 million, and clinical trials of approximately $0.6 million, offset by an increase in stock-based compensation of less than $0.2 million.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million, or 19%, to $5.1 million for the nine months ended September 30, 2025 from $4.3 million for the nine months ended September 30, 2024. The change in general and administrative expenses was primarily due to increases of approximately $0.6 million in non-cash stock compensation expense, approximately $0.2 million in investor relations, and approximately $0.3 million in general corporate expenses. The increases were offset by approximately $0.2 million in decreases in personnel expense and approximately $0.1 million in professional fees.

Interest Expense

Interest expense increased by approximately $11,000, or 89%, to $24,280 for the nine months ended September 30, 2025 from $12,926 for the nine months ended September 30, 2024. The increase in interest expense was primarily related to the director and officer insurance premium financing liability as well as the note payable related to the legal fees settlement.

Interest Income

Interest income decreased by approximately $0.2 million, or 92%, to $16,992 for the nine months ended September 30, 2025 from $222,236 for the nine months ended September 30, 2024. The decrease in interest income was primarily due to the decrease in cash from September 2024 and a decrease in interest rates.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2025, we incurred operating losses in the amount of approximately $6.5 million, expended approximately $5.7 million of net cash in operating activities, and had an accumulated deficit of approximately $43.4 million as of September 30, 2025. Through September 30, 2025, we have primarily financed our operations through public and private offerings of our equity securities. During the nine months ended September 30, 2025, we raised net proceeds from public and private offerings of approximately $9.7 million.

In April and May 2025, we raised net proceeds of $0.2 million pursuant to the ATM Agreement from the sale of 163,359 shares of our common stock at an average price of $1.63 per share, after deducting sales agent commissions and other offering fees.

Further, on June 17, 2024, December 9, 2024, June 13, 2025, and July 25, 2025, we closed private placement offerings (the “June 2024 PIPE Offering,” “December 2024 PIPE Offering,” “June 2025 PIPE Offering,” and “July 2025 PIPE Offering,” respectively) with certain accredited investors, consisting of offerings of shares of our common stock and/or pre-funded warrants to acquire shares of our common stock and warrants to acquire shares of our common stock.

In addition, on July 25, 2025 and August 26, 2025, we closed registered direct public offerings (the “July 2025 Direct Offering” and the “August 2025 Direct Offering”) with certain investors, consisting of offerings of shares of our common stock and/or pre-funded warrants to acquire shares of our common stock.

In November 2025, we closed the Cash Offering for gross proceeds of approximately $99.4 million and the Crypto Offering for gross proceeds in Canton Coin of approximately $446.2 million.

Based on our limited operating history, recurring negative cash flows from operations, current plans and available resources, we may need substantial additional funding to support future operating activities. We have concluded that the prevailing conditions and ongoing liquidity risks faced by us raise substantial doubt about our ability to continue as a going concern for at least one year following the date the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Due to the recent financing activities, we will reevaluate the going concern assumption at year-end.

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

Cash Flow Activities for the Nine Months Ended September 30, 2025 and 2024

The following table sets forth a summary of our cash flows for the periods presented.

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(5,686,700)	$(7,868,344)
Net cash provided by financing activities	9,737,679	1,707,229
Net increase (decrease) in cash	$4,050,979	$(6,161,115)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2025 was $5.7 million, which consisted of net loss of $6.5 million and net changes in operating assets and liabilities of approximately $0.5 million, partially offset by non-cash stock-based compensation of approximately $1.3 million.

Cash used in operating activities for the nine months ended September 30, 2024 was $7.9 million, which consisted of net loss of $8.4 million and an increase in prepaid and other current assets of $0.4 million, offset by a decrease in operating liabilities of $0.3 million, and non-cash stock-based compensation of $0.5 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025 was $9.7 million. The net increase in financing activities was due to gross proceeds from the June 2025 and July 2025 PIPE Offerings of $3.7 million, and from the July 2025 and August 2025 Direct Offerings of $7.1 million, proceeds from ATM offerings of $0.3 million, and insurance premium financing liability of $0.3 million, offset by payments of deferred offering costs of $1.2 million, repayments of insurance premium financing liability of $0.3 million, and repayments of a note payable of $0.2 million.

Cash provided by financing activities for the nine months ended September 30, 2024 was $1.7 million. The net increase in financing activities was due to proceeds from the June 2024 PIPE Offering of $2.1 million and insurance premium financing liability of $0.4 million, offset by payments of deferred offering costs of $0.5 million and repayments of insurance premium financing liability of $0.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 26, 2025 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report, except the following:

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As Canton Coin and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of Canton Coin. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Canton Coin or the ability of individuals or institutions such as us to own or transfer Canton Coin.

If Canton Coin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of Canton Coin and in turn adversely affect the market price of our Common Stock. Moreover, the risks of us engaging in a Canton Coin treasury strategy have created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Our Digital Asset Treasury (“DAT”) exposure to Canton Coin (“CC”) involves novel and significant risks—including market volatility, accounting, regulatory, custody, cybersecurity, liquidity and reputational risks—that could result in the loss of assets and have a material adverse effect on our business, results of operations and financial condition.

We intend to implement a digital asset treasury (“DAT”) by holding our treasury assets in Canton Coin (“CC”), a privately issued digital asset that is not legal tender and is not backed or insured by any government or governmental program. The market for CC may be less mature than markets for traditional assets and can exhibit extreme price volatility driven by factors beyond our control, including market sentiment, macroeconomic conditions, regulatory developments, protocol or governance changes, technological vulnerabilities and the actions of significant market participants. These price movements could result in substantial realized and unrealized gains or losses. Under applicable U.S. GAAP, crypto assets that meet the relevant criteria are measured at fair value each reporting period with changes recognized in earnings, which can produce meaningful volatility in our reported results and adversely affect the market price of our securities.

Our CC activities depend on third-party service providers—such as trading venues, custodians, wallet-infrastructure vendors and banking or payment partners—over which we have limited control. Failures or outages at these providers, trading suspensions or delistings, withdrawal moratoria, insolvencies, hacking, fraud, operational errors, inadequate asset segregation or adverse legal determinations could lead to the partial or total loss of CC, delays or an inability to access or deploy CC, or disputes regarding ownership and control. Safeguarding the private keys necessary to access and transfer CC presents unique cybersecurity and internal-control challenges; loss, theft or compromise of keys—through cyberattack, insider malfeasance, software defects, misconfiguration, phishing or social engineering—may be irreversible.

The legal and regulatory framework for digital assets, including CC, continues to evolve and may be subject to inconsistent interpretation across U.S. federal, state and international jurisdictions. Authorities could determine that CC is a security, commodity or other regulated instrument, which could impose registration, licensing, disclosure, custody, capital or other obligations. Changes in, or differing interpretations of, securities, commodities, money-transmission, sanctions/AML, consumer-protection, tax and data-security laws and regulations could increase our compliance costs, restrict or prohibit aspects of our CC activities, limit access to fiat banking or payment rails, or subject us to examinations, enforcement actions, penalties or private litigation.

Liquidity in markets for CC may be limited or impaired during periods of stress due to exchange outages, extreme volatility, order-book dislocations, widening spreads and slippage, or adverse developments in related market infrastructure (including stablecoins and key service providers). If we seek to sell, transfer or hedge CC during such periods, we may be unable to do so on acceptable terms, or at all. Our holdings may also be concentrated in CC, increasing our exposure to idiosyncratic risks and potentially causing our stock price to correlate with movements in the price of CC.

Allocating cash, offering proceeds or debt financing to acquire or hold CC could affect our capital needs and financing plans, increase dilution or leverage, and subject us to covenant constraints. In addition, certain stakeholders may view digital-asset exposure unfavorably—whether due to environmental, social or governance concerns, perceived risk or other reasons—which could impair our reputation and access to capital, customers and partners. We may modify, suspend or discontinue our CC activities at any time, and there can be no assurance that our DAT strategy will achieve its objectives or that losses will not occur.

Regulatory change reclassifying Canton Coin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of Canton Coin and the market price of our Common Stock.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this prospectus.

While senior SEC officials have not stated their view as to whether Canton Coin is or is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consists of investments in Canton Coins exceeds 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. Furthermore, if Canton Coin is determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of Canton Coins that constitute investment assets under the 1940 Act. These steps may include, among others, selling Canton Coins that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our Canton Coins at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if Canton Coin is determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of Canton Coin and in turn adversely affect the market price of our Common Stock.

Our financial results and the market price of our Common Stock may be affected by the prices of Canton Coin.

As part of our capital allocation strategy for assets that are not required to provide working capital for our ongoing operations, we intend to invest in Canton Coin tokens. The price of Canton Coin has historically been subject to dramatic price fluctuations and is highly volatile. Moreover, digital assets, such as Canton Coin, are relatively novel and the application of securities laws and other regulations to such assets is unclear in many respects. It is possible that regulators may interpret laws in a manner that adversely affects the liquidity or value of Canton Coin.

Any decrease in the fair value of Canton Coin below our carrying value for such assets could require us to incur a loss due to the decrease in fair market value, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our Common Stock. In addition, the application of generally accepted accounting principles in the United States, with respect to Canton Coin, may change in the future and could have a material adverse effect on our financial results and the market price of our Common Stock.

In addition, if investors view the value of our Common Stock as dependent upon or linked to the value or change in the value of our Canton Coin holdings, the price of Canton Coin may significantly influence the market price of our Common Stock. Additionally, if the price of Canton Coin falls, and our Common Stock price falls as a result, then the Notes may not be converted and we may, in certain situations, need to repay them in cash. To the extent the value of the Notes exceeds the value of the Canton Coin held as collateral, we may need to obtain additional financing, which might not be available on satisfactory terms or at all. Any deficiency could substantially exceed the value of our other assets and could be many multiples of our historical earnings.

We face risks relating to the custody of our Canton Coin tokens, including the loss or destruction of private keys required to access our Canton Coin tokens and cyberattacks or other data loss relating to our Canton Coin tokens, including smart contract related losses and vulnerabilities.

We hold our Canton Coin tokens with a single regulated custodian that has duties to safeguard our private keys. In light of the significant amount of Canton Coin tokens we anticipate that we will hold, we may need to engage additional custodians to achieve a greater degree of diversification in the custody of our Canton Coin tokens as the extent of potential risk of loss is dependent, in part, on the degree of diversification. However, multiple custodians may utilize similar wallet infrastructure, cloud service providers or software systems, which could increase systemic technology risk.

If there is a decrease in the availability of digital asset custodians that we believe can safely custody our Canton Coin tokens, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our Canton Coin tokens, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. While we will conduct due diligence on our custodians and any smart contract platforms we may use, there can be no assurance that such diligence will uncover all risks, including operational deficiencies, hidden vulnerabilities or legal noncompliance.

Currently, the insurance that covers losses of our Canton Coin holdings may cover none or only a small fraction of the value of the entirety of our Canton Coin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our Canton Coin. Moreover, our use of custodians exposes us to the risk that the Canton Coin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such Canton Coin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our Canton Coin. The legal framework governing digital asset ownership and rights in custodial or insolvency contexts remains uncertain and continues to evolve, which could result in unexpected losses, protracted recovery processes or adverse treatment in insolvency proceedings.

Canton Coin tokens are controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the Canton Coin is held. While the Canton Coin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the Canton Coin held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the Canton Coin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The Canton Coin and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

As part of our treasury management strategy, we may engage in staking, restaking, or other permitted activities that involve the use of “smart contracts” or decentralized applications. The use of smart contracts or decentralized applications entails certain risks including risks stemming from the existence of an “admin key” or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise the smart contract or decentralized application, potentially leading to a loss of our Canton Coin tokens. Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract or decentralized application. Smart contracts and decentralized applications may contain bugs, security vulnerabilities or poorly designed permission structures that could result in the irreversible loss of Canton Coin tokens or other digital assets. Exploits, including those stemming from admin key misuse, admin key compromise, or protocol flaws, have occurred in the past and may occur in the future.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our Canton Coin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our Canton Coin and our financial condition and results of operations could be materially adversely affected.

Substantially all of the Canton Coin we own is held in custody accounts at U.S.-based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our Canton Coin. Canton Coin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the Canton Coin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our Canton Coin in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our Canton Coin;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Canton Coin ecosystem or in the use of the Canton Coin network to conduct financial transactions, which could negatively impact the market price of Canton Coin and in turn negatively impact our financial condition and results of operations and the market price of our Common Stock.

Attacks upon systems across a variety of industries, including industries related to Canton Coin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with ongoing or future armed conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the Canton Coin industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

We face other risks related to our Canton Coin treasury reserve business model.

Our Canton Coin treasury reserve business model exposes us to various risks, including the following:

●	Canton Coin and other digital assets are subject to significant legal, commercial, regulatory, and technical uncertainty, and our Canton Coin strategy subjects us to enhanced regulatory oversight;

●	regulatory changes could impact our ability to operate validators or receive rewards;

●	regulatory scrutiny of the Company’s activities may increase, potentially limiting our operations;

●	potential litigation risks exist related to smart contract vulnerabilities, validator operations, or our business activities;

●	uncertainty around Canton Coin’s regulatory status may impact our ability to list on certain exchanges;

●	changes in political administration may not guarantee a favorable regulatory environment for Canton Coin; and

●	increased regulatory focus on Layer-1 blockchains beyond Bitcoin and Ethereum could result in new compliance requirements.

The foregoing factors could lead to disruption in the market for Canton Coin, which could adversely affect the market price of Canton Coin and in turn adversely affect the market price of our Common Stock.

We do not currently have a permanent chief financial officer or internal accounting and finance staff, and failing to maintain effective internal controls in accordance with Section 404(a) of the Sarbanes-Oxley Act could result in material weaknesses in our internal controls and have a material adverse effect on our business and stock price.

As a publicly traded company, we are required to comply with the SEC rules implementing Sections 302 and 404(a) of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Our former Chief Executive Officer, Sireesh Appajosyula, is currently serving as our interim chief financial officer. We do not currently have any internal accounting and finance staff. Currently, we rely on independent third-party consultants to provide important finance and accounting services. If the consultants to which we outsource these functions do not perform effectively, we may experience errors in recording, disclosure, and presentation of our consolidated financial information in quarterly, annual, and other filings. Such errors may also lead to, among other things, business disruption, increased operating costs, significant deficiencies or material weaknesses in our internal controls over financial reporting.

Although we review our internal controls over financial reporting in order to ensure compliance with Section 404 requirements, having a permanent chief financial officer and additional staff focused on accounting and finance would reduce the likelihood of errors related to the recording, disclosure, and presentation of consolidated financial information in quarterly, annual, and other filings. Material weaknesses could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price as well as adversely affect our business, prospects, liquidity, financial condition and results of operations.

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the possible circumvention or overriding of controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of a simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS.

Exhibit No.	Description
4.1	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2025)

4.2	Form of Common Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2025)

4.3	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2025)

4.4	Form of Common Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2025)

4.5	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2025)

10.1	Form of Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2025)

10.2	Placement Agency Agreement dated July 23, 2025 by and between Tharimmune, Inc. and President Street Global, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2025)

10.3	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2025)

10.4	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2025)

10.5	Placement Agency Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2025)

10.6+	First Amendment to Tharimmune, Inc. Amended and Restated 2023 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 9, 2025)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Inline XBRL included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THARIMMUNE, INC.

Date: November 12, 2025	By:	/s/ Mark Wendland
Mark Wendland
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Sireesh Appajosyula
Sireesh Appajosyula
Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

