Form 10-K
period 2025-12-31
Canton Strategic Holdings, Inc.
filed 2026-03-31
CIK 1861657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-41210

CANTON STRATEGIC HOLDINGS, INC.

(Exact name of registrant as specified in charter)

Delaware	84-2642541
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

34 Shrewsbury Avenue, Suite 1C, Red Bank, NJ	07701
(Address of principal executive offices)	(Zip code)

(732) 889-3111

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	CNTN	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2025 was $6.4 million based upon the closing price of the registrant’s common stock of $1.94 on The Nasdaq Capital Market as of that date.

Number of common shares outstanding as of March 26, 2026 was 56,656,271.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;
●	our estimates regarding expenses, future revenues and capital requirements;
●	the adoption of a digital asset treasury;
●	our ability to continue as a going concern;
●	our future growth and operational progress;
●	our ability to become profitable;
●	our future financing arrangements;
●	our future expenses and cash flow;
●	any future stock price;
●	fluctuations in the market price of Canton Coin;
●	our ability to build commercial infrastructure;
●	failure to realize the anticipated benefits of the digital asset treasury strategy;
●	changes in business, market, financial, political and regulatory conditions;
●	risks relating to our operations and business, including the highly volatile nature of the price of Canton Coin and other cryptocurrencies;
●	the risk that the price of our Common stock may be highly correlated to the price of the digital assets that we hold;
●	our ability to operate as a Super Validator and run additional Validators on the Canton Network;
●	the success, cost and timing of our clinical trials;
●	our dependence on third parties to carry out our operations;
●	our ability to comply with applicable laws and obtain the necessary regulatory approvals to market and commercialize our product candidates;
●	the results of market research conducted by us or others;
●	our ability to obtain and maintain intellectual property protection for our current and future product candidates;
●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;
●	the success of competing therapies and products that are or become available;
●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;
●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product candidates;
●	market acceptance of our product candidates, the size and growth of the potential markets for our current product candidates and any future product candidates we may seek to develop, and our ability to serve those markets;
●	the successful development of our commercialization capabilities, including sales and marketing capabilities; and
●	general business and economic conditions, such as inflationary pressures, geopolitical conditions and other trade barriers.

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

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occur (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

●	We are shifting our business strategy from biotechnology operations to a CC treasury strategy, which represents a fundamental change in our risk profile and may not be successful.
●	We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.
●	Our digital asset treasury exposure to CC involves novel and significant risks, including market volatility, accounting, regulatory, custody, cybersecurity, liquidity and reputational risks, which could have a material adverse effect on our business, results of operations and financial condition.
●	Failure of the Canton Network to achieve broad market acceptance would materially and adversely affect our business, financial condition, and results of operations.
●	Regulatory change reclassifying CC as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of CC and the market price of our common stock.
●	Our financial results and the market price of our common stock may be affected by the prices of CC.
●	The concentration of CC ownership could increase the risk of malicious activity, including potential attacks on the Canton Network.
●	We will operate in a highly competitive environment and will compete against companies and other entities with similar strategies
●	Our therapeutic candidate pipeline is based on novel ideas and technologies that are unproven and may not result in marketable products, which exposes us to unforeseen risks and makes it difficult to predict development timelines, costs, and regulatory approval.
●	Delays, suspension, or termination of clinical trials could limit our ability to commercialize products and affect our business prospects.
●	We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
●	Due to our limited operating history and the concentration of our CC token holdings, it will be difficult to evaluate our business and future prospects, and we may not be able to achieve or maintain profitability in any given period
●	We have issued warrants exercisable for our securities, which if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
●	We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors

PART I

Throughout this Annual Report on Form 10-K, references to “we,” “our,” “us,” the “Company,” or “Canton Strategic,” refer to Canton Strategic Holdings, Inc., individually, or as the context requires, collectively with its subsidiaries.

ITEM 1. BUSINESS

Overview

We are the first publicly traded company to leverage Canton Coin (“CC”) and support the Canton Network to advance institutional blockchain adoption and the digitization of financial markets. In addition to driving value through activities on the Canton Network, we also operate clinical-stage biotech research and development programs.

From 2022 through late-2025, we primarily operated as a biotechnology company, developing therapeutic candidates in inflammatory and immunologic conditions with high unmet need. In November 2025, we undertook a strategic shift to prioritize disciplined digital asset treasury management and investment in the digital asset ecosystem, specifically the Canton Network.

Since November 2025, we have strengthened our liquidity and expanded our access to capital through a public offering of common stock and private placements, and by establishing a shelf registration statement and our ATM Program (as defined below).

Our Digital Asset Treasury Strategy

We believe that the configurable privacy enabled by the Canton Network’s blockchain technology is transforming the future of global finance by connecting leading institutions on a single, secure, and interoperable blockchain. With trillions of assets represented on-chain and the support of major market participants, the Canton Network delivers real-world utility, privacy, and atomic settlement. CC plays a critical role as the utility token for transactions on the Canton Network, with a purposefully designed tokenomics policy that seeks to drive transparency and align incentives across the ecosystem. Our strategic digital asset reserve of CC reflects our conviction in the potential of the Canton Network to drive efficiency, transparency, and resiliency in global markets.

This Canton digital asset treasury strategy is part of our broader approach to enhancing our platform with capital efficiency, diversifying treasury management practices, and engaging with emerging financial technologies. We intend to execute a diverse strategy with the following key elements:

●	Validator Operations and Network Participation: We operate as a Super Validator and intend to run additional validator nodes on the Canton Network. Through these activities, we expect to earn recurring protocol-based validation rewards in CC and support network security, resiliency, and governance.

●	Application Support and Strategic Investments: We plan to build, sponsor, or invest in applications and middleware that complement capital markets transactions conducted on the Canton Network. These activities may include investments in technology providers, workflow solutions, and financial products designed to drive network utilization and expand institutional adoption, with the objective of increasing transaction activity and long-term network value. Our focus is on projects and companies that are built on, or tightly integrated with the Canton Network.

●	Collaboration and Ecosystem Advancement: We plan to collaborate with other Super Validators and other ecosystem participants, including financial institutions, technology providers, and application developers. We believe championing such broad-based participation will enhance the use case for Canton Network infrastructure and workflows, including custody, asset issuance, settlement, collateral and margin management, payments, and the integration of public and private market interfaces.

●	Capital Raising and Treasury Expansion: We may, from time to time, access the capital markets, including through our ATM program and other offerings, with the objective of deploying a portion of the net proceeds toward additional CC acquisitions and Canton-related ecosystem investments. The Company may also evaluate alternative financing structures designed to increase its CC exposure in a manner intended to be accretive to shareholders on a per-share basis, subject to market conditions and risk management considerations.

●	Token Management - Locking, Lending, and Options: We expect to deploy a portion of our CC holdings into long term locking programs, where applicable, to align with Canton governance frameworks and seek enhanced rewards. We may also engage in CC lending and secured financing transactions to generate additional yield and improve capital efficiency, and we may utilize CC linked options and other derivative income strategies—such as selling options or hedging structures—to manage risk and potentially enhance returns on our CC portfolio.

●	Canton Foundation: We are active participants in the Canton Foundation and a member of the Foundation Board. Through this role, we help shape the Canton Network’s governance framework, tokenomics, and strategic roadmap, and we believe our participation aligns our long term interests with those of the broader ecosystem and its institutional users.

●	Governance and Risk Management: Our board of directors retains broad discretion over investment, treasury, validator, and leverage policies and may amend or modify the digital assets treasury strategy. All CC acquisitions, validator operations, and treasury management activities (including locking, lending, and options) are overseen by senior management and the Board. The Company intends to maintain internal controls, custody arrangements, risk limits, and compliance protocols designed to support the prudent execution of its strategy.

The strategy is designed to supplement our capital allocation framework by integrating a forward-looking, technology-driven approach to treasury management. Over time, participation in the Canton Network—through infrastructure operations, token management, and strategic ecosystem investments—may offer strategic advantages for product development and global expansion.

Overview of Canton Network and Canton Coin

Canton Network is a public, permissionless blockchain with privacy proven to work at institutional scale. Unlike traditional public blockchains, Canton operates as a “network of networks,” where independently governed applications interoperate securely through decentralized public infrastructure called the Global Synchronizer.

We view the following Canton Network developments as particularly relevant to our strategy:

Built for Institutional Privacy. Canton’s protocol implements “proof-of-stakeholder” validation which, unlike traditional proof-of-stake networks, ensures that only the parties to a transaction can see and validate it. The Global Synchronizer uses Byzantine Fault Tolerant consensus to time-order cross-application transactions, keep participants in sync and prevent conflicts. It doesn’t replicate and broadcast all data globally; it coordinates proofs between participants, ensuring everyone reaches the same outcome, while always preserving privacy.

Network Scale and Institutional Adoption. Major institutions, fintechs and a fast-growing builder community create applications on Canton to transact and synchronize assets and data atomically, 24/7, with highly configurable privacy. Today, applications running on Canton enable cross-market settlement and asset mobility without compromising confidentiality and process more than $6 trillion in tokenized real-world assets, including over $350 billion in daily U.S. Treasury repo. The Global Synchronizer is independently stewarded by the neutral Canton Foundation, which facilitates open governance, covering protocol oversight and improvement proposals.

Differentiated Tokenomics. CC is the native utility token of the network, used to pay traffic fees for the Global Synchronizer, and to reward those who contribute measurable utility to the ecosystem. Every coin in circulation is earned through network participation only. Such participation includes application providers building high-utility apps, users driving activity, Validators, and infrastructure operators (Super Validators). CC’s fair-launch and incentive alignment across the network anchors the token in real-world transactions and utility over speculation.

CC supply follows a declining issuance curve designed to reward early contributors while trending toward long-term sustainability. CC issuance started high to bootstrap participation and app development, then halves periodically (with the next halving in the second quarter of 2029) to balance inflation and burn. The share of new CC issuances is now shifting from favoring Super Validators to applications and Validators. Unlike other networks, approximately two-thirds of total supply over the first 10 years is available as rewards for application providers and Validators, with approximately one-third to Super Validators.

CC follows a burn-and-mint equilibrium model that ties supply to verified network activity rather than fixed inflation or pre-minted reserves. It provides a dynamic balance between fixed, dollar-denominated fees and a floating CC market price against a known issuance curve. Fees are fixed in $ terms, with users paying a set $ / MB for transactions that use the Global Synchronizer. The quantity of CC burned depends on market price: users pay for network fees by burning the $USD equivalent amount of CC at the on-chain conversion rate.

If the price is too high relative to on-chain activity, mint exceeds burn (net inflation), creating downward pressure on price. If the price is too low relative to activity, burn exceeds mint (net deflation), creating upward pressure on price. Over time, the system seeks an equilibrium where long-run net supply change approaches zero. Because equilibrium can occur at different price/activity combinations, the ultimate total CC supply is not predetermined. This mechanism ensures that Canton’s token economy remains sustainable, utility-aligned, and structurally supported as adoption scales — unlike the fixed-inflation models of many other L1 networks.

Custody of our CC Tokens

We hold substantially all of our CC tokens in custody accounts with institutional-grade custodians that have demonstrated records of regulatory compliance and information security. As a result, the primary counterparty risk we are exposed to with respect to our CC tokens is performance obligations under the various custody arrangements into which we have entered. We custody our CC tokens across multiple custodians to diversify our potential risk exposure to any one custodian.

We carefully select the custodians that custody our CC tokens after undertaking a due diligence process. We negotiate specific contractual terms and conditions with our custodians that we believe will help establish, under existing law, that our property interest in the CC tokens held by our custodians is not subject to the claims of the custodian’s creditors in the event the custodian enters bankruptcy, receivership or similar insolvency proceedings. All of our custodians are subject to regulatory regimes intended to protect customers in the event that a custodian enters bankruptcy, receivership or similar insolvency proceedings. Based on existing law and the terms and conditions of our contractual arrangements with our custodians, we believe that the CC tokens held on our behalf by our custodians would not be considered part of a custodian’s bankruptcy estate were one or more of our custodians to enter bankruptcy, receivership or similar insolvency proceedings. For a discussion of risks relating to the custody of our CC tokens, see “Item 1A. Risk Factors— Risks Related to Our CC Strategy and Holdings — We face risks relating to the custody of our CC tokens, including the loss or destruction of private keys required to access our CC tokens and cyberattacks or other data loss relating to our CC tokens, including smart contract related losses and vulnerabilities.”

Our Therapeutic Candidate Developments

Through our subsidiary Gravitas, we develop therapeutic candidates in immunology and inflammation with high unmet need.

Our Product Pipeline

GV 104

GV104 (formerly TH104) is a proprietary buccal film formulation of nalmefene, a long-acting opioid antagonist, being developed for prophylactic protection against synthetic opioid exposure in military and first responder populations. GV104 is a buccal film containing 16 mg of nalmefene, designed for rapid absorption through the oral mucosa. The film is approximately the size of a dime, enabling discreet and convenient administration without water or injection equipment. Buccal delivery bypasses hepatic first-pass metabolism, resulting in higher bioavailability compared to oral administration.

Nalmefene is a 6-methylene derivative of naltrexone with pharmacological properties that address the limitations of naloxone. In a head-to-head clinical study comparing intramuscular nalmefene to intramuscular and intranasal naloxone for reversal of fentanyl-induced respiratory depression, nalmefene demonstrated a plasma half-life of 8 to 11 hours compared to 30 to 90 minutes for naloxone, and mu-opioid receptor binding affinity approximately 3.6 to 5.4 times higher than naloxone.3 In this study, nalmefene achieved faster onset, greater magnitude, and longer duration of respiratory depression reversal, with 100% of subjects achieving respiratory recovery compared to 60-80% for naloxone formulations.4

We are pursuing FDA approval through the 505(b)(2) regulatory pathway, which permits reliance on the FDA’s prior findings of safety and effectiveness for REVEX (nalmefene hydrochloride injection), which was approved by the FDA in 1995 and determined by the FDA in November 2017 to not have been withdrawn from sale for reasons of safety or effectiveness.5 Following a Type C meeting with the FDA in March 2025, we confirmed that no additional clinical trials are required to support our NDA submission. We anticipate initiating a rolling NDA submission in the first half of 2027, with FDA approval anticipated in the first half of 2028.

GV023

GV023 (formerly TH023), is an oral anti-tumor necrosis factor-alpha (TNF-α) monoclonal antibody, infliximab. On September 11, 2024, we entered into a Patent License Agreement (the “Intract Agreement”) with Intract Pharma Limited (“Intract”), pursuant to which, we exclusively licensed GV023. Infliximab is a purified recombinant DNA-derived chimeric IgG monoclonal antibody protein that contains both murine and human components that inhibit tumor TNF-a. Under the terms of the Intract Agreement, we licensed global development and commercialization rights (outside of South Korea) to Intract’s Soteria® and Phloral® delivery platform along with an existing supply agreement for infliximab to be used in the oral product development program.

3 Cipriano A, Apseloff G, Kapil RP, He E, Shet M, Harris SC. Time Course of Reversal of Fentanyl-Induced Respiratory Depression in Healthy Subjects by Intramuscular Nalmefene and Intramuscular and Intranasal Naloxone. J Clin Pharmacol. 2025;65(2):206-216. PMID: 39347921.

4 Wang DS, Sternbach G, Varon J. Nalmefene: A Long-Acting Opioid Antagonist. Clinical Applications in Emergency Medicine. J Emerg Med. 1998;16(3):471-475. PMID: 9610980

5 FDA. Determination That REVEX (Nalmefene Hydrochloride Injection) Was Not Withdrawn From Sale for Reasons of Safety or Effectiveness. Federal Register. 2017;82(212):51051-51052. November 3, 2017.

GV023, an oral formulation of infliximab, addresses a critical limitation of the IV gold standard by eliminating the treatment burden of repeated intravenous infusions. By enabling patient self-administration, an oral TNF-alpha inhibitor may potentially improve medication adherence and persistence while expanding treatment access to patients who currently defer IV therapy due to infusion center barriers, needle anxiety, or lifestyle constraints.

Company Developments

In the fourth quarter of 2025 and into early 2026, the Company completed a series of significant financing transactions and related strategic initiatives designed to fund its digital asset treasury and CC treasury strategy, validator operations and related activities.

November 2025 PIPE

In November 2025, the Company completed a private placement offering with accredited investors providing for a private investment in public equity transaction, consisting of (i) the sale of an aggregate of 25,966,048 shares of common stock and cash pre-funded warrants (the “Cash Offering”) and (ii) the issuance of cryptocurrency pre-funded warrants in exchange for CC (the “Cryptocurrency Offering”) contributed by participating investors. We raised in aggregate gross proceeds of approximately $545 million before fees and expenses. Under the terms of the offering, a limited portion of available cash was designated for legacy operating expenses and existing management compensation, with the balance of proceeds allocated to transaction expenses and the acquisition of CC and implementation of the Company’s CC treasury and validator strategy.

January 2026 Offering

Subsequently, on January 20, 2026, the Company entered into an underwriting agreement with Clear Street LLC, as sole underwriter, for an underwritten registered direct offering to a single institutional investor consisting of 1,800,000 shares of common stock and pre-funded warrants to purchase up to 17,000,000 additional shares at a per share offering price of $2.9200 (less $0.0001 per pre-funded warrant share). The Company announced the closing of this offering for gross proceeds of approximately $54.9 million on January 22, 2026. Collectively, these financings and governance actions were undertaken to strengthen the Company’s capital base and support execution of its revised treasury and network participation strategy.

ATM Program

Concurrently with the closing of the PIPE Transaction, on November 6, 2025, the Company entered into an at-the-market sales agreement (the “Original Sales Agreement”) with Clear Street LLC (“Clear Street”) and President Street Global, LLC (“President Street”) providing for the offer and sale of shares of its common stock having an aggregate offering price of up to $64,910,161 from time to time under Rule 415 under the Securities Act. On December 3, 2025, President Street provided a notice pursuant to the Sales Agreement to terminate its role as a sales agent, and Clear Street became the sole sales agent.

On March 3, 2026, the Company entered into an amended and restated sales agreement (the “Sales Agreement”), with Clear Street and Virtu Americas LLC (“Virtu”, and together with Clear Street, the “Sales Agents”), relating to the sale of shares of the Company’s common stock. The Sales Agreement amends and restates the Original Sales Agreement. Pursuant to the Sales Agreement, the aggregate gross sales price of Common Stock available for issuance under the Sales Agreement is $300,000,000, and such amount excludes the Common Stock previously sold under the Original Sales Agreement.

Management Changes

In connection with the adoption of the Company’s Digital Asset Treasury Strategy, Sireesh Appajosyula resigned as Chief Executive Officer, effective November 6, 2025. The Board of Directors (the “Board”) appointed Mark Wendland as Chief Executive Officer and Mark Toomey as President, effective the same date. Also on November 6, 2025, Nancy Davis and Sanam Parikh resigned as members of the Board, and Mr. Wendland was appointed to the Board. On December 10, 2025, the Board appointed Jacob Asbury as Chief Financial Officer, and Mr. Appajosyula resigned as Interim Chief Financial Officer, continuing his service as a director and as Chief Executive Officer of Gravitas Life Sciences, Inc., a subsidiary of the Company. At the shareholders meeting held on January 30, 2026, shareholders approved the election of Jill Sommers and William Wiley, to serve as directors. Concurrently with the election of these two director nominees, James Gordon Liddy resigned from the Board. On February 5, 2026, the Board appointed Angela Dominy Radkowski as Chief Operating Officer, Vincent LoPriore stepped down as Chairman and Mark Wendland was elected as the new Chairman.

Competition

We face different competition for our biotech research and development operations and our digital asset treasury.

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

Our digital asset strategy generally involves, from time to time and subject to market conditions, (i) issuing equity or debt securities or entering into other capital raising transactions with the objective of using the proceeds to acquire CC and other Canton Network–based digital assets and to fund validator, staking and network participation activities, and (ii) deploying excess liquid assets beyond working capital requirements into CC and related on-network positions. In pursuing this strategy, we compete for capital and asset acquisition opportunities with a range of market participants, including digital asset treasury companies, tokenization and real-world asset platforms digital asset investment vehicles and ETPs, private funds and venture-backed entities focused on blockchain infrastructure. Increased competition for investor capital, strategic allocations to network-native assets, validator slots, and high-quality on-network yield opportunities could increase our cost of capital, reduce the availability of attractive acquisition or participation opportunities, and adversely affect our ability to scale our digital asset treasury and Canton-based treasury activities, which in turn could negatively impact our operating results and the market price of our securities.

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

Intellectual Property

We strive to protect the intellectual property that is available to us, including by obtaining, maintaining, defending, and enforcing patent protection in the United States and internationally. For our product candidates, generally we initially pursue patent protection covering compositions of matter, methods of production, and methods of use. Throughout the development of our product candidates and technologies, we will seek to identify additional means of obtaining patent protection.

Our patent portfolio includes four patent families with two issued U.S. patents and 14 pending applications related generally to transmucosal film compositions, treatment of pruritus, and treatment of opioid intoxication. The claims of these patents and applications cover devices and their method of manufacture, as well as methods of treating. Specifically, our patent portfolio currently includes two issued U.S. patents, one allowed U.S. patent application, two additional pending applications in the U.S., 5 issued patents abroad, and 10 pending applications abroad. Patent protection is expected to expire between 2039 and 2046, absent any applicable patent term adjustments or extensions. The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent application.

We also have issued patents and pending applications related generally to our polymeric nanoparticle technologies, methods of making our polymeric nanoparticle technologies, and methods of using our polymeric nanoparticles therapeutically (e.g., for delivery of therapeutic compounds). Patent protection for the earliest-filed family is expected to expire in 2033, absent any applicable patent term adjustments or extensions, with more recently filed families expiring approximately between 2033 and 2041.

We also entered into multiple research collaboration and license agreements to secure rights to technologies, patents, and know-how supporting development of its biologic and antibody-based product candidates. Under agreements with Minotaur Therapeutics, Inc., the Company obtained rights to certain technologies, to discover and develop targeted biologics against high-value immune-oncology targets, including PD-1. The Company also entered into a Research and Development Collaboration and License Agreement with Applied Biomedical Science Institute granting it an exclusive, sublicensable, royalty-bearing license to specified patents and a non-exclusive license to related know-how. Additional exclusive or sublicensable global licenses have been obtained from Avior, and Intract Pharma Limited. These agreements collectively provide the Company with development and commercialization rights, subject to field, territory, and diligence obligations, and are material to its intellectual property portfolio and product development strategy.

Government Regulations

Digital Assets and CC

The laws and regulations applicable to digital assets are evolving and subject to interpretation and change.

Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the Commodity Futures Trading Commission (“CFTC”), the SEC, the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Depending on the regulatory characterization of CC, the markets for CC in general, and our activities in particular, our business and our CC strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our digital asset strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory authorities are also monitoring the total electricity consumption of cryptocurrency mining, and the potential impacts of cryptocurrency mining to the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies have passed, or are actively considering, legislation to address the impact of cryptocurrency mining in their respective states.

The CFTC takes the position that some digital assets fall within the definition of a “commodity” under the Commodity Exchange Act of 1936, as amended (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.

The SEC and its staff have taken the position that certain other digital assets fall within the definition of a “security” under the U.S. federal securities laws. Public statements made by senior officials and senior members of the staff at the SEC indicate that the SEC does not consider certain digital assets to be a security under the federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital assets.

In addition, since transactions in digital assets provide a degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of CC and the Canton Network, and there is the possibility that law enforcement agencies could close or blacklist CC platforms or other related infrastructure with little or no notice and prevent users from accessing or retrieving CC held via such platforms or infrastructure. For example, the U.S. Treasury Department’s Office of Foreign Assets Control has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the Specially Designated Nationals and Blocked Persons list and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals. Additionally, in January 2025, the Consumer Financial Protection Bureau announced that it is seeking public input on privacy protections and surveillance in digital payments, particularly those offered through large technology platforms.

Legislation is currently pending in the U.S. Congress which, if passed and signed into law, could significantly affect the digital currency and digital asset markets. One such piece of legislation is the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”), which would clarify which digital currencies and digital assets are commodities, as opposed to securities. Additionally, the CLARITY Act would subject certain spot-market digital commodities to a comprehensive regulatory regime for the first time. For example, the legislation would require several different types of entities to register with the CFTC and/or SEC and comply with various regulatory requirements that would be promulgated by the CFTC and SEC. Further, the legislation would require issuers of new and “non-mature” digital commodities to make a mandatory filing with the SEC containing information regarding the issuer, planned use of proceeds, economics, governance and development roadmap. The details of the legislation are likely to change from its current form as it is reviewed and revised by the U.S. Congress, and it is unknown at this time whether it will be approved.

Biopharmaceutical

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

Employees

We currently employ 12 full-time employees. We are not a party to any collective bargaining agreements, and we believe that we maintain good relations with our employees.

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

Facilities

Our corporate headquarters are located at 34 Shrewsbury Ave, Suite 1C, Red Bank, NJ, 07701.

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

On February 18, 2026, we changed our name to Canton Strategic Holdings, Inc., pursuant to an amended and restated Certificate of Incorporation filed with the Delaware Secretary of State, effective at 12:01 a.m. Eastern time on February 18, 2026.

Available Information

Our website address is www.cantonstrategic.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The SEC maintains a public website at www.sec.gov containing such filings.

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

Risks Related to Our CC Strategy and Holdings

We are shifting our business strategy from biotechnology operations to a CC treasury strategy, which represents a fundamental change in our risk profile and may not be successful.

Historically, our company’s core operations centered on biotechnological solutions. In late 2025, we began to integrate digital asset management into our business, but this was not our primary focus. In February 2026, we rebranded as Canton Strategic Holdings, Inc. to reflect our new emphasis on acquiring, holding, and managing CC assets as our principal treasury and operational strategy. This pivot presents several material risks:

●	Loss of Revenue Streams: Management’s prioritization of the CC treasury strategy will require the substantial allocation of executive time, attention, and resources, which will necessarily reduce the level of focus devoted to our biotechnology operations. As a result, management may have limited capacity to pursue commercial initiatives and other revenue-generating opportunities within our biotechnology business. This shift in managerial focus could effectively result in the foregoing or delay of potential revenue streams and strategic opportunities that might otherwise be captured if management were fully dedicated to the biotech segment. Consequently, our operational performance and future revenue growth from biotechnology activities may be adversely affected.
●	Residual Liabilities: Despite our strategic shift, we remain exposed to potential liabilities from our prior business activities, including contractual obligations, intellectual property disputes, or customer claims. These legacy issues could require significant financial resources and distract management from executing our new strategy.
●	Investor Uncertainty and Realignment: Investors who initially invested in our company for exposure to our legacy business may choose to divest as a result of our new focus, potentially increasing volatility in our stock price and reducing market support during the transition.

If we are unable to effectively manage these risks and execute our new strategy, our business, financial condition, and the market price of our common stock could be materially and adversely affected.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As CC and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of CC. The application of state and federal securities laws and other laws and regulations to CC and other digital assets is unclear in certain respects. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of CC or the ability of individuals or institutions such as us to own or transfer CC.

Since 2018, the SEC has initiated a number of crypto and digital-asset-related enforcement actions. While the SEC has since requested the dismissal of several of these cases, the SEC or other regulatory agencies may initiate similar actions in the future, which could materially impact the price of CC. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets. Since then, the task force has sought written input and hosted roundtables with market participants to further task force goals of drawing clear regulatory lines, providing paths to registration, crafting disclosure frameworks, and deploying enforcement resources judiciously. We cannot predict the output of the new crypto task force or whether any recommendations will be adopted by the SEC or maintained under future administrations.

It is not possible to predict whether, or when, new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and CC tokens specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of CC tokens, as well as our ability to hold or transact in CC tokens, and in turn adversely affect the market price of our listed securities.

If CC is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of CC and in turn adversely affect the market price of our common stock.

Our digital asset treasury exposure to CC involves novel and significant risks, including market volatility, accounting, regulatory, custody, cybersecurity, liquidity and reputational risks, which could have a material adverse effect on our business, results of operations and financial condition.

We have implemented a digital asset treasury strategy by holding our treasury assets in CC, a privately issued digital asset that is not legal tender and is not backed or insured by any government or governmental program. The market for CC may be less mature than markets for traditional assets and can exhibit extreme price volatility driven by factors beyond our control, including market sentiment, macroeconomic conditions, regulatory developments, protocol or governance changes, technological vulnerabilities and the actions of significant market participants. These price movements could result in substantial realized and unrealized gains or losses. Under applicable U.S. GAAP, crypto assets that meet the relevant criteria are measured at fair value each reporting period with changes recognized in earnings, which can produce meaningful volatility in our reported results and adversely affect the market price of our securities.

Our CC activities depend on third-party service providers-such as trading venues, custodians, wallet-infrastructure vendors and banking or payment partners-over which we have limited control. Failures or outages at these providers, trading suspensions or delistings, withdrawal moratoria, insolvencies, hacking, fraud, operational errors, inadequate asset segregation or adverse legal determinations could lead to the partial or total loss of CC, delays or an inability to access or deploy CC, or disputes regarding ownership and control. Safeguarding the private keys necessary to access and transfer CC presents unique cybersecurity and internal-control challenges; loss, theft or compromise of keys-through cyberattack, insider malfeasance, software defects, misconfiguration, phishing or social engineering-may be irreversible.

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

Allocating cash, offering proceeds or debt financing to acquire or hold CC could affect our capital needs and financing plans, increase dilution or leverage, and subject us to covenant constraints. In addition, certain stakeholders may view digital-asset exposure unfavorably-whether due to environmental, social or governance concerns, perceived risk or other reasons-which could impair our reputation and access to capital, customers and partners. We may modify, suspend or discontinue our CC activities at any time, and there can be no assurance that our digital asset treasury strategy will achieve its objectives or that losses will not occur.

Failure of the Canton Network to achieve broad market acceptance would materially and adversely affect our business, financial condition, and results of operations.

Our business depends on the growth and widespread adoption of the Canton Network by major financial institutions and market infrastructure participants. Any failure of the Canton Network to achieve broad institutional acceptance would materially and adversely affect our business, financial condition, and results of operations.

The Canton Network is a relatively new technology, and its long-term viability and acceptance in the financial services industry remain uncertain. Unlike open, public cryptocurrencies, CC tokens and the Canton Network are designed for permissioned, compliance-oriented institutional usage. Canton Network infrastructure emphasizes configurable privacy, identity-aware access, regulatory controls, and interoperability between applications operated by known financial entities. While these features are attractive to regulated institutions, they also mean that adoption depends on formal onboarding, institutional alignment, and integration with existing financial systems, each of which can slow network growth and increase adoption risk compared to public, permissionless networks.

In addition, because CC tokens differ in design and purpose from established public coins, they do not benefit from the same level of public awareness, liquidity history, or market-driven network effects. Their value proposition is tied more directly to enterprise usage, transaction volume, and institutional trust frameworks. If institutions do not recognize sufficient operational, capital efficiency, or risk-reduction benefits from Canton-based assets compared to existing payment rails, bank money, stablecoins, or public blockchain assets, adoption may be limited.

Our digital treasury strategy is built to operate on, interoperate with, or derive value from activity on the Canton Network. If the Canton Network does not achieve broad adoption among institutional participants, or if adoption occurs more slowly than we anticipate, our profitability and results of operations could be adversely impacted.

Regulatory change reclassifying CC as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of CC and the market price of our common stock.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date hereof.

While senior SEC officials have not stated their view as to whether CC is or is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consists of investments in CC exceeds 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. Furthermore, if CC is determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of CC that constitute investment assets under the 1940 Act. These steps may include, among others, selling CC that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our CC at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if CC is determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of CC and in turn adversely affect the market price of our common stock.

Our financial results and the market price of our common stock may be affected by the prices of CC.

As part of our capital allocation strategy for assets that are not required to provide working capital for our ongoing operations, we have invested, and plan to continue to invest, in CC. The price of CC has historically been subject to dramatic price fluctuations and is highly volatile. Moreover, digital assets, such as CC, are relatively novel and the application of securities laws and other regulations to such assets is unclear in many respects. It is possible that regulators may interpret laws in a manner that adversely affects the liquidity or value of CC.

Any decrease in the fair value of CC below our carrying value for such assets could require us to incur a loss due to the decrease in fair market value, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our common stock. In addition, the application of generally accepted accounting principles in the United States, with respect to CC, may change in the future and could have a material adverse effect on our financial results and the market price of our common stock.

In addition, if investors view the value of our common stock as dependent upon or linked to the value or change in the value of our CC holdings, the price of CC may significantly influence the market price of our common stock. Additionally, if the price of CC falls, and our common stock price falls as a result, then certain notes may not be converted and we may, in certain situations, need to repay them in cash. To the extent the value of the notes exceeds the value of the CC held as collateral, we may need to obtain additional financing, which might not be available on satisfactory terms, or at all. Any deficiency could substantially exceed the value of our other assets and could be many multiples of our historical earnings.

The concentration of CC ownership could increase the risk of malicious activity, including potential attacks on the Canton Network.

While CC was designed as a digital asset with no pre-allocation to founders or venture capital firms, the initial distribution of CC is intrinsically linked to network utility and participation. Therefore, a significant portion of the outstanding supply of Canton Coin may be held by a limited number of participants, such as founding members, early adopters, consortium participants, or affiliated entities. In addition, the Canton Network is designed as a permissioned or selectively permissioned distributed ledger in which transaction validation and block finalization are performed by approved validator nodes rather than an open mining community. Tokens and control over network validation may be concentrated in a relatively small group of participants.

In addition, because transactions on the CC network are generally measured in fiat terms and converted into CC using exchange rates or pricing quotes generated or approved through system mechanisms, validators, super validators, or other designated participants may have significant influence over the pricing inputs used for transaction settlement and fee calculations. If a malicious actor or group of actors (whether through conflict of interest, error, inadequate controls, or collusive or manipulative conduct) publish or rely on inaccurate, stale, or biased quotes, they may be able to exert control over the conversion rates, which may result in inflated effective transaction costs, inconsistent settlement outcomes, or opportunities for arbitrage that disadvantage network users and token holders.

We face risks relating to the custody of our CC tokens, including the loss or destruction of private keys required to access our CC tokens and cyberattacks or other data loss relating to our CC tokens, including smart contract related losses and vulnerabilities.

We hold our CC tokens with qualified custodians. We custody our CC tokens across multiple custodians to diversify our potential risk exposure to any one custodian. However, multiple custodians may utilize similar wallet infrastructure, cloud service providers or software systems, which could increase systemic technology risk.

If there is a decrease in the availability of digital asset custodians that we believe can safely custody our CC tokens, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our CC tokens, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. While we will conduct due diligence on our custodians and any smart contract platforms we may use, there can be no assurance that such diligence will uncover all risks, including operational deficiencies, hidden vulnerabilities or legal noncompliance.

Currently, the insurance that covers losses of our CC holdings may cover none or only a small fraction of the value of the entirety of our CC holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our CC. Moreover, our use of custodians exposes us to the risk that the CC our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such CC. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our CC. The legal framework governing digital asset ownership and rights in custodial or insolvency contexts remains uncertain and continues to evolve, which could result in unexpected losses, protracted recovery processes or adverse treatment in insolvency proceedings.

CC tokens are controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the CC is held. While the CC blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the CC held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the CC held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The CC and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

As part of our treasury management strategy, we may engage in staking, restaking, or other permitted activities that involve the use of “smart contracts” or decentralized applications. The use of smart contracts or decentralized applications entails certain risks including risks stemming from the existence of an “admin key” or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise the smart contract or decentralized application, potentially leading to a loss of our CC tokens. Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract or decentralized application. Smart contracts and decentralized applications may contain bugs, security vulnerabilities or poorly designed permission structures that could result in the irreversible loss of CC tokens or other digital assets. Exploits, including those stemming from admin key misuse, admin key compromise, or protocol flaws, have occurred in the past and may occur in the future.

We will operate in a highly competitive environment and will compete against companies and other entities with similar strategies, including companies with significant CC holdings and spot exchange traded funds and spot ETPs for digital assets.

The market for companies and investment vehicles focused on digital assets is intensely competitive and rapidly evolving. Even though CC is a relatively new digital asset, we will face competition from a variety of sources, including other public companies with significant CC holdings, as well as spot exchange traded funds and spot ETPs that provide investors with exposure to digital assets. Many of these competitors may have greater financial resources, more established operating histories, broader access to capital markets, and more extensive relationships with key market participants. In addition, the entry of new competitors, including large financial institutions and technology companies, could further intensify competition. If we are unable to effectively differentiate our business model, attract and retain investors, or respond to competitive pressures, our business, operating results, and financial condition could be materially and adversely affected. Increased competition may also lead to downward pressure on the market price of our stock and could impair our ability to achieve our strategic objectives.

The availability of spot ETPs for CC and other digital assets may adversely affect the market price of our listed securities.

Given the relative novelty of CC and digital assets, the selective nature of the Canton Network and lack of familiarity with the processes needed to hold CC directly, investors may seek exposure to CC through investment vehicles that hold CC and issue shares representing fractional undivided interests in their underlying CC holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to CC.

To the extent investors view our common stock as providing exposure to CC, it is possible that the value of our common stock may also have included a premium over the value of our CC due to the prior scarcity of traditional investment vehicles providing investment exposure to CC, and that the value of our common stock may decline due to investors having a greater range of options to gain exposure to CC and investors choosing to gain such exposure through ETPs rather than our common stock. Additionally, on May 23, 2024, the SEC approved rule changes permitting the listing and trading of spot ETPs that invest in ether, the main crypto asset supporting the Ethereum blockchain. The approved spot ETPs commenced trading directly to the public on July 23, 2024. The listing and trading of spot ETPs for ether offers investors another alternative to gain exposure to digital assets, which could result in a decline in the trading price of CC as well as a decline in the value of our common stock relative to the value of our CC.

Although we are an operating company, and we believe we offer a different value proposition than a CC investment vehicle such as a spot CC ETP, investors may nevertheless view our common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot CC ETP instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to CC that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot CC ETPs, we (i) do not seek for our shares of common stock to track the value of the underlying CC we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Exchange Act, as amended, including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our CC holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our common stock. Based on how we are viewed in the market relative to ETPs, and other vehicles which offer economic exposure to CC, any premium or discount in our common stock relative to the value of our CC holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot ETPs for CC and other digital assets could have a material adverse effect on the market price of our listed securities.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our CC, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our CC and our financial condition and results of operations could be materially adversely affected.

Substantially all of the CC we own is held in custody accounts at U.S.-based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our CC. CC and other blockchain-based cryptocurrencies and the entities that provide services to participants in the CC ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our CC in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our CC;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader CC ecosystem or in the use of the CC network to conduct financial transactions, which could negatively impact the market price of CC and in turn negatively impact our financial condition and results of operations and the market price of our common stock.

Attacks upon systems across a variety of industries, including industries related to CC, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with ongoing or future armed conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the CC industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

We face other risks related to our CC digital asset treasury reserve business model.

Our CC treasury reserve business model exposes us to various risks, including the following:

●	CC and other digital assets are subject to significant legal, commercial, regulatory, and technical uncertainty, and our CC strategy subjects us to enhanced regulatory oversight;

●	regulatory changes could impact our ability to operate validators or receive rewards;

●	regulatory scrutiny of the Company’s activities may increase, potentially limiting our operations;

●	potential litigation risks exist related to smart contract vulnerabilities, validator operations, or our business activities;

●	uncertainty around CC’s regulatory status may impact our ability to list on certain exchanges;

●	changes in political administration may not guarantee a favorable regulatory environment for CC; and

●	increased regulatory focus on Layer-1 blockchains beyond Bitcoin and Ethereum could result in new compliance requirements.

The foregoing factors could lead to disruption in the market for CC, which could adversely affect the market price of CC and in turn adversely affect the market price of our common stock.

Negative developments in the cryptocurrency industry — including fraud, cybercrime or platform failures — may result in unfavorable publicity and could impact investor sentiment with respect to us even if we are not directly involved in any of the reported events.

The cryptocurrency industry has been subject to a number of high-profile negative developments, including instances of fraud, theft, cyberattacks, regulatory enforcement actions, and failures or insolvencies of major trading platforms and custodians. Even if we are not directly involved in or affected by such events, negative publicity and heightened scrutiny of the cryptocurrency industry as a whole could adversely impact investor sentiment toward companies with significant exposure to digital assets, including us. For example, reports of security breaches, mismanagement, or criminal activity at other cryptocurrency companies or exchanges may lead to increased concerns about the safety and legitimacy of digital assets generally, which could result in reduced demand for our stock, increased volatility in its share price, and greater difficulty in raising capital or maintaining business relationships. In addition, negative industry developments may prompt regulatory authorities to impose stricter requirements or oversight, which could increase our compliance costs and operational risks. The perception of heightened risk in the cryptocurrency sector, regardless of our actual involvement or risk profile, could therefore have a material adverse effect on our reputation, business, financial condition, and results of operations.

Our CC holdings are and will be less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the crypto market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our CC at favorable prices or at all. For example, a number of digital asset trading venues temporarily halted deposits and withdrawals in 2022, although Coinbase has, to date, not done so. As a result, our CC holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, CC we hold with our custodians and transact with our trade execution partners will not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered CC or otherwise generate funds using our CC holdings, including in particular during times of market instability or when the price of CC tokens has declined significantly. If we are unable to sell our CC, enter into additional capital raising transactions, including capital raising transactions using CC as collateral, or otherwise generate funds using our CC holdings, or if we are forced to sell our CC at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we elect to use derivative instruments to hedge the price risk of holding CC, such derivatives are highly volatile and subject to market and liquidity risks, which could negatively impact our digital asset treasury strategy.

We may invest and trade in a variety of derivative instruments to hedge the price risk associated with CC. Derivatives, such as futures and swaps, are financial instruments or arrangements in which the risk and return are related to changes in the value of other assets, reference rates or indices. These instruments are highly volatile and expose investors to a high risk of loss. The low initial margin deposits normally required to establish a position in such instruments permit a high degree of leverage. As a result, depending on the type of instrument, a relatively small movement in the price of a contract may result in a profit or a loss which is high in proportion to the amount of funds actually placed as initial margin and may result in unquantifiable further loss exceeding any margin deposited. Our ability to profit or avoid risk through investment or trading in derivatives will depend on our ability to anticipate changes in the underlying assets, reference rates or indices. Engaging in hedging may result in poorer overall performance for us than we could have achieved had we not engaged in such hedging transactions. In addition, although we may utilize a variety of instruments, including options and other derivatives, for hedging and risk management purposes, we are not obligated to, and may not, hedge against certain risks. Furthermore, our portfolio may be exposed to risks that cannot be hedged. Use of hedging and risk management products may also increase our regulatory burden and costs of compliance.

We will be exposed to the default risk of our clearing broker if we hedge the price risk of CC through the purchase of futures contracts.

If we use a clearing broker to help manage financial transactions — such as buying or selling CC futures contracts to hedge against CC price swings — then we will be exposed to the clearing broker’s credit risk. Under the CEA and CFTC regulations, futures contracts must be cleared through a clearing broker known as a registered futures commission merchant (“FCM”). FCMs hold a certain amount of the customer collateral that customers deposit in connection with their futures trading, and are responsible for posting that collateral to the clearinghouse on the customer’s behalf when the clearinghouse issues a margin call. FCMs are required to maintain such collateral and all customer assets in a segregated account. If the FCM fails to do so, or is unable to satisfy a substantial deficit in a customer account, its customers (including us) may be subject to risk of loss of their funds in the event of the FCM’s insolvency. In such event, under the current U.S. Bankruptcy Code, the FCM’s customers (including us) are entitled to recover only a proportional share of all property available for distribution to all of that FCM’s customers. We may therefore be exposed to material losses in the event of an FCM’s or fellow FCM customer’s default or insolvency.

We face risks relating to the use of third-party exchanges in connection with our CC strategy.

We intend to use third-party exchanges, which we believe are reputable, such as Kraken, Anchorage and Coinbase, to purchase CC tokens for our treasury. As part of our process in determining transactions with third-party exchanges, we search for reputable exchanges that have industry standard policies and procedures in place regarding data security and customer diligence related to anti-money laundering, Office of Foreign Assets Control and know-your customer rules and regulations. If any of these third-party exchanges no longer meet our standards or if there is a decrease in reputable third-party exchanges, we may need to find additional counterparties and enter into additional agreements that could be on less favorable terms, which could have a material adverse effect on our business, financial condition or the results of our operations.

Future developments regarding the treatment of crypto assets for U.S. and foreign tax purposes could adversely impact our business.

The tax treatment of CC and other digital assets is subject to significant uncertainty and evolving guidance from U.S. federal, state, and local tax authorities, as well as foreign tax authorities. Changes in tax laws, regulations, or interpretations could have a material impact on our business, including our ability to acquire, hold, or dispose of CC tokens in a tax-efficient manner. For example, future legislation or regulatory guidance could result in the imposition of new or increased taxes on the acquisition, holding, or transfer of CC tokens, or could require us to report additional information to tax authorities. In addition, differences in the tax treatment of digital assets across jurisdictions could create compliance challenges and increase our administrative and operational costs. Any adverse developments in the tax treatment of digital assets could reduce the attractiveness of our business model, increase our tax liabilities, and negatively affect our financial results and the value of our stock.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our CC strategy, our use of leverage, the manner in which our CC tokens are custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our CC token holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding CC tokens.

Risks Related to Our Therapeutic Candidates Developments

We are substantially dependent on the success of our product candidates. If we are unable to complete development of, obtain approval for, or successfully commercialize our product candidates, our business may be harmed.

Our future success depends on our ability to complete clinical trials, obtain marketing approval, and successfully commercialize our product candidates. We currently have no approved products, and may never generate sufficient revenue to achieve profitability. The clinical and commercial success of our product candidates depends on numerous factors beyond our control, which could cause significant delays or prevent regulatory approvals or commercialization.

Our pipeline is based on novel ideas and technologies that are unproven and may not result in marketable products, which exposes us to unforeseen risks and makes it difficult to predict development timelines, costs, and regulatory approval.

We are developing product candidates using novel approaches to treat rare diseases, inflammatory disorders, and cancer. Our technology aims to deliver drug candidates to target receptors and specified cells or tissues at disease sites. However, this approach has had limited testing in humans, and we may spend substantial funds attempting to develop these products without ever succeeding in developing a marketable therapeutic. We cannot assure you that our product candidates will safely and effectively treat the targeted diseases.

Before obtaining marketing approval, we must complete pre-clinical development and conduct extensive clinical trials to demonstrate safety and efficacy in humans. Clinical testing is expensive, can take many years, and outcomes are uncertain. A failure can occur at any stage, and the outcome of early trials may not predict later trial success. Our product development costs will increase if we experience delays, which could also shorten any exclusive commercialization periods, allow competitors to bring products to market before us, and harm our business and results of operations.

Delays, suspension, or termination of clinical trials could limit our ability to commercialize products and affect our business prospects.

Before obtaining marketing approval from the FDA, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming, and uncertain. We rely in part on pre-clinical, clinical and quality data generated by CROs and other third parties. The FDA may require additional pre-clinical studies before allowing us to initiate clinical trials, which could delay our development programs and increase costs.

We may not be able to initiate or continue clinical trials if we cannot identify and enroll sufficient eligible patients. Patient enrollment is a significant factor in clinical trial timing. Clinical trials may be suspended or terminated by us, by IRBs/ECs, by a Data Safety Monitoring Board, or by the FDA due to factors including: failure to conduct trials in accordance with regulatory requirements; inspection findings resulting in clinical holds; unforeseen safety issues or adverse side effects; failure to demonstrate benefit; changes in governmental regulations; or lack of adequate funding. Changes in regulatory requirements may require us to amend clinical trial protocols and resubmit them to IRBs/ECs for reexamination, impacting costs, timing, or successful completion. Additionally, financial relationships between us and clinical investigators could create perceived conflicts of interest that the FDA may conclude affect interpretation of data, potentially jeopardizing trial utility and resulting in approval delays or denial.

Certain of our scientific advisors or consultants who receive compensation from us are investigators for our clinical trials. We cannot guarantee that the FDA will not deem the financial relationship between us and a principal investigator as creating a conflict of interest or otherwise affecting interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized.

The outcome of pre-clinical testing and early clinical trials may not be predictive of later success.

We must demonstrate through well-controlled clinical trials that our product candidates are safe and effective before seeking marketing approvals. Success in pre-clinical studies and early-stage clinical trials does not guarantee future success. Product candidates in later-stage trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA, and other regulatory authorities. There can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to factors including changes in trial protocols, differences in patient populations, adherence to dosing regimens, and dropout rates. Patients may also be using other treatments that cause side effects unrelated to our product candidates, increasing uncertainty in clinical trial outcomes.

Interim, topline, and preliminary clinical trial data may change as more patient data becomes available and are subject to audit and verification procedures.

From time to time, we may publicly disclose preliminary, interim, or topline data from clinical trials. These are based on preliminary analysis and are subject to change following more comprehensive review. The topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data remain subject to audit and verification procedures that may result in material changes. Adverse changes between interim and final data could significantly harm our business. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Information we choose to disclose is typically selected from a more extensive amount of available information. If the data we report differs from final results, or if others disagree with our conclusions, our ability to obtain approval and commercialize our product candidates may be harmed.

Adverse side effects or safety risks could delay or preclude approval, cause us to suspend clinical trials, or result in negative consequences following any marketing approval.

Clinical trials could reveal unacceptable side effects or unexpected characteristics. Undesirable side effects could result in the delay, suspension, or termination of clinical trials. Serious adverse events could hinder market acceptance of our drug candidates. We may elect to abandon or limit development to narrower uses or subpopulations where side effects are less prevalent or more acceptable from a risk-benefit perspective. Many drugs that initially showed promise have later been found to cause side effects that prevented further development. It is possible that as we test our drug candidates in larger, longer, and more extensive clinical trials, adverse events that were not detected in earlier trials will be reported. If such side effects become known later in development or upon approval, such findings may significantly harm our business.

We may not achieve our development milestones on our projected timelines.

The achievement of milestones such as the timing of the accomplishment of various scientific, clinical, manufacturing, regulatory, and other product development objectives may be outside of our control. All of these milestones are based on a variety of assumptions, including assumptions regarding capital resources, constraints and priorities, progress of, and results from development activities and the receipt of key regulatory approvals or actions, any of which may cause the timing of achievement of the milestones to vary considerably from our estimates. If we or our collaborators fail to achieve announced milestones in the expected timeframes, the commercialization of our product candidates may be delayed, our credibility may be undermined, our business and results of operations may be harmed, and the price of our common stock may decline.

Product liability claims could materially harm our business.

The use of our product candidates in clinical trials and the sale of any approved products may expose us to significant product liability claims. We currently do not have product liability insurance coverage but intend to obtain such insurance. Such insurance may not protect us against all claims, and we may not be able to acquire adequate coverage at a commercially reasonable cost. If our product candidates are approved for sale, we may need to substantially increase our coverage. Defending product liability claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business.

Our current and future products may never achieve significant commercial market acceptance.

Our success depends on the market’s confidence that we can provide therapeutic products that improve clinical outcomes and lower healthcare costs. Failure of our products to perform as expected could impair our operating results and reputation. Patients, clinicians, academic institutions, and biopharmaceutical companies are likely to be particularly sensitive to defects, errors, inaccuracies, delays, and toxicities associated with our products.

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

Customers and collaborators may decrease or discontinue use of our products due to changes in their plans, financial constraints, the regulatory environment, negative publicity, competing products, or reimbursement landscape. Failure to achieve widespread market acceptance would materially harm our business, financial condition, and results of operations.

We face significant competition from companies that may develop more effective, safer, or less expensive products.

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and strong emphasis on proprietary products. Our competitors have developed, are developing, or may develop products competitive with ours. Any product candidates we successfully commercialize will compete with existing and new therapies. We may need to compete with drugs physicians use off-label to treat our targeted indications, making it difficult to replace existing therapies.

There is intense competition in rare diseases, inflammatory conditions, and oncology. We have competitors including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, and research institutions. We also compete with these organizations to recruit management and scientific personnel and to establish clinical trial sites and enroll subjects.

Our commercial opportunity could be reduced or eliminated if competitors develop safer, more effective, more convenient, or less expensive products, or if they obtain marketing approval before us. Technological advances by our competitors may render our technologies or product candidates obsolete or not economical.

We are subject to healthcare laws and regulations.

Sales of our product candidates, if approved, will be subject to healthcare regulation and enforcement by federal, state, and foreign governments. Applicable laws include the federal Anti-Kickback Statute, federal false claims and false statement laws, HIPAA, and the federal Physician Payments Sunshine Act. Many states have similar laws that may be broader in scope and apply regardless of payor, including laws requiring drug manufacturers to report payments to healthcare providers, to comply with voluntary compliance guidelines, and to register sales representatives.

The laws and regulations applicable to our business are complex, changing, and often subject to varying interpretations. Any violation could result in substantial financial penalties, termination of business relationships, mandated refunds, required changes to business practices, exclusion from healthcare programs, and possible criminal penalties. If found in violation, we could suffer severe consequences that would materially adversely affect our business, results of operations, financial condition, and stock price.

Federal, state, and local legislative bodies frequently pass legislation relating to healthcare reform. We anticipate continued government oversight and regulation of the healthcare industry. We cannot predict the content, timing, or effect of new healthcare legislation or regulations, nor their impact on our business.

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

Under the Orphan Drug Act, the FDA may designate a drug candidate as an orphan drug if intended to treat a rare disease or condition (generally defined as a patient population of fewer than 200,000 in the United States). Orphan drug designation provides financial incentives including grant funding opportunities, tax advantages, and user-fee waivers. If a product with orphan designation receives the first FDA approval for that indication, it is entitled to seven years of exclusivity during which the FDA may not approve competing applications for the same drug and indication, except in certain circumstances.

Competitors may receive approval of different products for the same indication or the same product for different indications. Exclusive marketing rights may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines the designation request was materially defective.

Breakthrough Therapy designation may not lead to faster development, review, or approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Even if we believe our drug candidates meet the criteria, the FDA may disagree. Receipt of Breakthrough Therapy designation may not result in faster development, review, or approval compared to conventional procedures and does not assure ultimate approval. The FDA may later decide that drugs no longer meet qualification conditions. A breakthrough therapy is defined as a drug intended to treat a serious or life-threatening condition for which preliminary clinical evidence indicates substantial improvement over existing therapies. Drugs designated as breakthrough therapies are eligible for accelerated approval and enhanced FDA interaction during development.

We rely on third parties to conduct our pre-clinical studies and clinical trials, and their failure to perform could substantially harm our business.

We rely on third-party medical institutions, clinical investigators, contract laboratories, and CROs to conduct and manage our pre-clinical and clinical programs. We control only certain aspects of their activities but remain responsible for ensuring studies comply with applicable protocols, legal, regulatory, and scientific standards. We and our CROs must comply with current Good Clinical Practice (GCP) regulations enforced by the FDA, EMA, and comparable foreign regulatory authorities.

Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or our CROs fail to comply with applicable GCPs, clinical data may be deemed unreliable by relevant authorities and additional trials may be required. Our clinical trials must also be conducted with products produced under cGMP. If our relationships with CROs terminate, we may not be able to enter into alternative arrangements on commercially reasonable terms. In addition, CROs are not our employees, and we cannot control their operations-including their conduct of our clinical, nonclinical and pre-clinical or clinical programs. If CROs do not successfully carry out their duties, meet deadlines, or if data quality is compromised, our clinical trials may be extended, delayed, or terminated, harming our commercial prospects and ability to generate revenues.

Many third parties with whom we contract may also have relationships with our competitors. If they do not perform their duties, experience work stoppages, or need to be replaced, we may need to enter into new arrangements with alternative third parties. Switching CROs involves additional cost and management time, and transition periods can materially impact our clinical development timelines.

We rely on third-party manufacturers for our drug candidates and expect to continue doing so for commercialization.

We rely entirely on third-party manufacturers for the production of our drug candidates for pre-clinical and clinical testing and any potential commercial supply, as we do not own or operate manufacturing facilities. This dependence exposes us to risks related to insufficient supply, inadequate quality, and unfavorable cost structures, which could delay development timelines or impair commercialization efforts. We may be unable to secure or maintain manufacturing agreements on acceptable terms, and our limited supply arrangements generally do not extend to commercial-scale production. Many key materials are sourced on a purchase order basis without long-term commitments, increasing the risk of supply interruptions.

Third-party manufacturing arrangements subject us to additional operational and compliance risks beyond our direct control, including regulatory noncompliance, quality failures, contract breaches, operational disruptions, logistics delays, improper storage or transport, and potential misappropriation of proprietary information. Manufacturers may fail to comply with cGMP or other regulatory standards, which could result in clinical holds, fines, product recalls, approval delays, or other enforcement actions that disrupt supply. These manufacturers are also subject to environmental, health, and safety laws, and regulatory actions against them could lead to facility shutdowns or restricted operations, adversely affecting our access to necessary manufacturing and packaging services.

Manufacturing capacity is limited among qualified cGMP-compliant providers, and our drug candidates may compete with other products for facility access, reducing our ability to secure priority production slots. As we scale production for later-stage trials or commercialization, manufacturing complexity increases and even minor process deviations or contamination events could lead to reduced yields, batch failures, or facility closures. We currently lack redundant suppliers for bulk drug substance, and replacing underperforming manufacturers could involve significant time and cost. Any manufacturing failure or transition to alternative suppliers may delay development or approval and could negatively affect our margins and ability to commercialize approved products on a timely and competitive basis.

We currently depend on a sole source supplier and manufacturer for the active ingredient in our product candidates and the inability to obtain the active ingredient for our product candidates as required could harm our business.

We currently source the active ingredient for HS1940, HS3215 and HS0059 from sole suppliers/manufacturers. In addition, we anticipate that we will also source the active ingredient in GV104 from a sole supplier/manufacturer. Although we believe that we can obtain the active ingredient for HS1940, HS3215, HS0059 and GV104 from other suppliers, supply shortages for these particular raw materials may delay our clinical trials. If we are unable to procure the active ingredient for our product candidates as needed, our business may be harmed.

Our failure to find third party collaborators to assist or share in the costs of drug development could materially harm our business, financial condition and results of operations.

Our strategy for the development and commercialization of our proprietary drug candidates may include the execution of collaborative arrangements with third parties. Existing and future collaborators have significant discretion in determining the efforts and resources they apply and may not perform their obligations as expected. Potential third-party collaborators include biopharmaceutical, pharmaceutical and biotechnology companies, academic institutions and other entities. Third-party collaborators may assist us in funding research and development activities, clinical trials and manufacturing, obtaining regulatory approvals, and commercializing any future drug candidates.

If we are not able to establish collaboration, we may be required to undertake drug development and commercialization at our own expense. Such an undertaking may limit the number of drug candidates that we will be able to develop, significantly increase our capital requirements and place additional strain on our internal resources. Our failure to enter into additional collaborations could materially harm our business, financial condition and results of operations.

Our dependence on licensing and collaboration with third parties may subject us to additional risks. We may not be able to secure such relationships on terms that prove favorable to us. Our agreements with such partners may contain exclusivity terms that limit other collaboration opportunities. Lengthy negotiations with potential new collaborators may lead to delays in the research, development or commercialization of drug candidates. Our collaborators may decide to pursue other technologies or fail to develop or commercialize our drug candidates, which could materially harm our business, financial condition and results of operations.

We may not be successful in commercializing one or more of our drug candidates.

We have not submitted an application for or received marketing approval for any of our drug candidates in the United States or in any other jurisdiction. The marketing approval process is expensive, time-consuming and uncertain, which may prevent us from obtaining approvals for the commercialization of some or all of our drug candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our drug candidates, and our ability to generate revenue will be materially impaired.

Our drug candidates and the activities associated with the development and commercialization are subject to comprehensive regulation by the FDA and other regulatory agencies.

We have only limited experience in filing and supporting the applications for marketing approvals, and we expect to rely on third-party clinical research organizations or other third-party consultants or vendors to assist us in this process. Securing marketing approval requires the submission of extensive pre-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities.

The process of obtaining marketing approvals, both in the United States and abroad, is lengthy and expensive. Changes in marketing approval policies during the development period, adoption of new statutes or regulations, or changes in regulatory review process, may cause delays in the approval or rejection of an application. Regulatory authorities have broad discretion in the approval process. They may interpret our study and trial data differently, which may also delay, limit, or prevent approval. Any approval obtained may be subject to restrictions or post-approval obligations that could adversely affect commercial viability.

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

The time required to obtain FDA approval is unpredictable and typically takes many years following the commencement of clinical trials. Approval depends upon numerous factors, including the substantial discretion of regulatory authorities, and approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future.

Prior to obtaining approval to commercialize any drug product candidate in the United States, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, that such product candidates are safe, pure and effective for their intended uses. Even if we believe pre-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, and the FDA may require us to conduct additional pre-clinical studies or clinical trials either prior to or after approval.

Our product candidates could fail to receive regulatory approval for many reasons, including: the FDA may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate that a product candidate is safe and effective for its proposed indication; the results of clinical trials may not meet the level of statistical significance required for approval; we may be unable to demonstrate that a product candidate’s clinical benefits outweigh its safety risks; the FDA may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract; and the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of products in development, only a small percentage successfully complete the FDA approval processes and are commercialized. Even if we complete clinical testing and receive approval, the FDA may grant approval contingent on costly additional post-marketing clinical trials, or may approve a product candidate for a more limited indication or patient population than originally requested. The FDA may also change its policies, issue additional regulations, or take other actions that could impose additional requirements, delay our ability to obtain approvals, increase compliance costs, or restrict our ability to maintain any marketing authorizations we may have obtained.

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

Any approved drug candidates may be subject to post-marketing requirements, restrictions, or withdrawal, and noncompliance could result in penalties.

The FDA may require a companion diagnostic for certain product candidates. When a diagnostic is essential to the safe and effective use of a therapeutic, the FDA generally expects the diagnostic to be authorized contemporaneously. Companion diagnostics are regulated as medical devices and often require Premarket Approval (PMA), an uncertain and time-consuming process. If we must obtain approval of a companion diagnostic and are delayed or unable to do so, commercialization of the related therapeutic could be delayed or prevented.

Any product approved for marketing, and its manufacturing, labeling, advertising, promotion, and post-approval studies, will be subject to ongoing FDA and other regulatory oversight, including safety reporting, registration and listing, cGMP, recordkeeping, and, where applicable, Risk Evaluation and Mitigation Strategies (REMS). Approvals may include limitations on use or other conditions that could restrict commercialization.

Regulators, including the FDA and the Department of Justice, closely monitor post-approval promotion. Promotion outside the approved labeling can trigger enforcement under the FDCA and other laws, including the False Claims Act, and may result in civil or criminal liability.

If previously unknown safety issues or compliance problems arise, regulators may require labeling changes or warnings; restrict distribution or use; mandate additional post-marketing studies or clinical trials; issue warning or untitled letters; require recalls or withdrawals; refuse to approve supplements; suspend or withdraw approvals; impose fines, disgorgement, injunctions, seizures, or import/export restrictions; or pursue other remedies. These actions, as well as related litigation, reputational harm, and impacts on collaborations, could materially adversely affect our business.

Healthcare reform initiatives in the United States may impact our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act (the ACA) was passed, which substantially changed the way healthcare is financed by both government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on the Medicaid drug rebate beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates, complementary diagnostics or companion diagnostics, or impose additional pricing pressures.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our product candidates. We cannot determine how changes in regulations, statutes, policies or interpretations when and if issued, enacted or adopted may affect our business in the future.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Risks Related to Our Operations and Financial Conditions

We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have never been profitable and have incurred significant losses in each year since inception. For the years ended December 31, 2025 and 2024, we reported a net loss of $35.9 million and $12.2 million, respectively. As of December 31, 2025, we had an accumulated deficit of $72.8 million. We have funded our operations primarily with proceeds from the sale of our equity and debt securities.

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

Due to our limited operating history and the concentration of our CC token holdings, it will be difficult to evaluate our business and future prospects, and we may not be able to achieve or maintain profitability in any given period.

We have a limited operating history, particularly with respect to our current business model, which is highly concentrated in the acquisition and holding of CC. As a result, there is limited historical information available to evaluate our business, our management’s ability to execute our strategy, or our prospects for future growth and profitability. The lack of a diversified operating history increases the difficulty for investors and analysts to assess our performance, business model viability, and the likelihood of achieving or maintaining profitability. Furthermore, our financial results and prospects are highly dependent on the value and performance of our CC token holdings, which are subject to significant volatility and risk. If we are unable to effectively manage our CC token portfolio, respond to market changes, or adapt our business strategy as necessary, we may not be able to achieve or sustain profitability in any given period. This uncertainty may adversely affect the market price of our stock and the value of an investment in us.

We will need additional financing in the future, which may not be available when needed or may be costly and dilutive.

We will require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed.

Our senior management team has limited experience managing and operating a U.S. public company.

Certain members of our management team have limited experience managing and operating a U.S. publicly traded company, interacting with U.S. public company investors, and complying with the increasingly complex laws pertaining to U.S. public companies. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business. To support our operations as a U.S. public company, we may need to recruit additional qualified employees or external consultants with relevant experience, which will increase our operating costs in future periods. Should any of these factors materialize, the Company’s business, financial condition and results of operations could be adversely affected.

Unrealized fair value gains on the Company’s CC holdings may cause the Company to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022.

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Unless an exemption applies, the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the IRS issued proposed regulations with respect to the application of CAMT.

Additionally, the Company has adopted ASU 2023-08, under which the Company’s CC holdings must be measured at fair value in the Company’s statement of financial position, with gains and losses from changes in the fair value of our CC tokens recognized in net income each reporting period. When determining whether the Company is subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, the Company’s adjusted financial statement income must include any unrealized gains or losses reported in the applicable tax year.

Accordingly, as a result of the enactment of the IRA and the Company’s adoption of ASU 2023-08, the Company may be subject to CAMT in the 2026 taxable year and beyond. If the Company becomes subject to CAMT, it could result in a material tax obligation that the Company would need to satisfy in cash, which could materially affect the Company’s financial results, including its earnings and cash flow, and its financial condition.

Risks Related to Cybersecurity, Information Technology, and Intellectual Property

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our CC tokens, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our CC tokens and our financial condition and results of operations could be materially adversely affected.

Substantially all of the CC tokens we own will be held in custody accounts at institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our CC tokens. Cryptocurrencies and the entities that provide services to participants in the ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. A successful security breach or cyberattack could result in:

●	a partial or total loss of our CC tokens in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our CC tokens;
●	harm to our reputation and brand;
●	improper disclosure of data and violations of applicable data privacy and other laws; or
●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader CC ecosystem or in the use of the Canton Network to conduct financial transactions, which could negatively impact us.

Our business and operations would be adversely impacted in the event of a failure or interruption of our information technology infrastructure or as a result of a cybersecurity attack.

The proper functioning of our own information technology (IT) infrastructure is critical to the efficient operation and management of our business. We may not have the necessary financial resources to update and maintain our IT infrastructure, and any failure or interruption of our IT system could adversely impact our operations. Breaches with respect to protected health information could result in violations of HIPAA and analogous state laws and risk the imposition of significant fines and penalties. In addition, our IT is vulnerable to cyberattacks, computer viruses, worms and other malicious software programs, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. Failure of our information technology systems could delay billing and otherwise disrupt or adversely affect our business, profitability and financial condition. We believe that we have adopted appropriate measures to mitigate potential risks to our technology infrastructure and our operations from these IT-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of any such IT failures or disruptions, we could potentially be subject to downtimes, transactional errors, processing inefficiencies, operational delays, other detrimental impacts on our operations or ability to provide products to our customers, the compromising of confidential or personal information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Changes to patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our drugs.

Obtaining and enforcing patents involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) signed into law in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. For example, the Leahy-Smith Act allows third-party submission of prior art to the U.S. Patent and Trademark Office (“USPTO”) during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter parties review, and derivation proceedings. In addition, the Leahy-Smith Act has transformed the U.S. patent system from a “first-to-invent” system to a “first-to-file” system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention.

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

We or our licensors may become involved in lawsuits to protect or enforce our patent or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

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

Our commercial success may depend in part upon our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the pharmaceutical industry.

We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and their manufacture and our other technology, including re-examination, interference, post-grant review, inter partes review or derivation proceedings before the USPTO or an equivalent foreign body. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit.

Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. A court of competent jurisdiction could hold that third-party patents asserted against us are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize any of our product candidates and any other product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of a U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of a U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that these rights are invalid or unenforceable, we could be required to obtain a license from such a third party in order to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties and other fees, redesign our infringing product candidate or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

If we fail to comply with our obligations in license arrangements with third parties, we could lose rights that are important to our business.

We are and may continue to be party to license agreements. If we fail to comply with such obligations, our counterparties may have the right to terminate our agreements or seek other remedies, which could materially adversely affect our operations. We may lose our rights under such agreements or may need to renew these agreements with less favorable terms, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

Additionally, these and other license agreements may not provide exclusive rights to use the licensed intellectual property and technology in all relevant fields of use and in all territories. As a result, we may not be able to prevent competitors from developing and commercializing competitive products and technology in fields of use and territories not included in such agreements. In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we may license from third parties. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our drugs that are the subject of such licensed rights could be adversely affected.

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

If we are unable to obtain licenses from third parties on commercially reasonable terms or at all, our business could be harmed.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected product candidates, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. If we are unable to license needed technology, or if we are forced to license this technology on unfavorable terms, our business could be materially harmed.

We may not be able to protect our intellectual property and proprietary rights.

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

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

Risks Related to Our Securities and Being a Public Company

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this prospectus, these factors include:

●	actual or anticipated variations in our periodic operating results;
●	increases in market interest rates that lead investors of our common stock to demand a higher investment return;
●	changes in earnings estimates;
●	changes in market valuations of similar companies;
●	actions or announcements by our competitors;
●	adverse market reaction to any increased indebtedness we may incur in the future;
●	additions or departures of key personnel;
●	actions by shareholders;
●	speculation in the media, online forums, or investment community; and
●	our ability to maintain the listing of our common stock on the Nasdaq.

This volatility may affect the price at which you could sell the shares of our common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors.

Sales of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to fall.

We expect that we may need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

On March 3, 2026, we entered into an amended and restated sales agreement (the “Sales Agreement”) pursuant to which we may offer and sell common stock from time to time (the “ATM Program”). Investors who purchase common stock at different times will likely pay different prices and may experience different outcomes in their investment results. We will have discretion, subject to the effect of market conditions, to vary the timing, prices and numbers of shares of our common stock sold pursuant to the Sales Agreement. Investors may experience a decline in the value of their shares of common stock.

Continued sales of common stock, if any, under the ATM Program will depend upon market conditions and other factors to be determined by us and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. Future sales of our common stock are not guaranteed, and there are no firm commitments to receive funding under the ATM Program. The issuance from time to time of these new shares of common stock, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock.

We have issued warrants exercisable for our securities, which if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of March 26, 2026, we had (i) 169,184,318 prefunded warrants outstanding, and (ii) 2,921,618 non-tradable warrants outstanding (the “Warrants”). Each of these securities are exercisable for shares of common stock at various exercises prices. If the Warrants are exercised, it will result in dilution to the then existing holders of common stock and increase the number of shares of common stock eligible for resale in the public market. Sales of substantial numbers of such shares of common stock could adversely affect the market price of our common stock.

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

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of Silicon Valley Bank (“SVB”) and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly confirmed that depositors at SVB and Signature Bank would continue to have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans. In addition, there is a risk that one or more of our counterparties, financial institutions or other third parties with whom we do business may be adversely affected by the foregoing risks, which may have an adverse effect on our business.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the value of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us establish and maintain an adequate internal control structure and procedures for financial reporting and to evaluate and report on such controls.

Our internal controls and financial reporting are not subject to attestation by our independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Act of 2010. However, our Annual Reports on Form 10-K must contain an annual assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

We cannot be certain that we will be successful maintaining adequate internal controls over our financial reporting and financial processes in the future or remediating any material weaknesses that we identify. We may in the future discover areas of our internal controls that need improvement. Additionally, the existence of any material weakness or significant deficiency requires management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. Furthermore, to the extent our business grows, our internal controls may become more complex, and we would require significantly more resources to ensure our internal controls remain effective.

Therefore, we cannot assure you that material weaknesses or significant deficiencies will not exist or otherwise be discovered in the future. If material weaknesses or other significant deficiencies continue to occur, such weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our financial statements, a decline in the market value of our common stock, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

You should carefully consider the risks described herein and in other public filings which could materially affect our business, financial condition or future results. The risks described herein and therein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

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

We are subject to extensive regulations, including requirements imposed by the Federal Drug Administration related to adequately safeguarding patient information and reporting cybersecurity incidents to the SEC. We work with our cybersecurity consultant on assessing cybersecurity risk and on policies and practices aimed at mitigating these risks. We believe we are positioned to meet the requirements of the SEC. In addition to following SEC guidance and implementing pre-existing third party frameworks, we have developed our own practices and frameworks, which we believe enhance our ability to identify and manage cybersecurity risks. Third parties also play a role in our cybersecurity. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. Assessing, identifying, and managing cybersecurity related risks are factored into our overall business approach.

We rely on third-party service providers to carry out our daily operations, and a cybersecurity incident at a supplier, subcontractor or business partner could materially adversely impact us. We require that our subcontractors report cybersecurity incidents to us so that we can assess the impact of the incident on us. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See “Risk Factors” for a discussion of cybersecurity risks.

ITEM 2. PROPERTIES

Our executive office, which we lease on a month-to-month basis, is located at 34 Shrewsbury Ave., Suite 1C, Red Bank, New Jersey 07701. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

On February 18, 2026, our common stock began trading under the ticker symbol “CNTN”.

Stockholders

As of March 26, 2026, there were 70 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

During the year ended December 31, 2025, we began a strategic shift in our business to prioritize digital asset treasury management and investment in the digital asset ecosystem, specifically the Canton Network. As described in Item 1, from 2022 through late 2025, we primarily operated as a biotechnology company developing therapeutic candidates in inflammatory and immunologic conditions. In November 2025, we undertook a strategic shift to prioritize a disciplined digital asset treasury strategy.

In connection with this shift, in November 2025 we completed a private placement offering, strengthening our liquidity and supporting our digital asset treasury strategy. Concurrently, we entered into an at-the-market equity program and established a shelf registration statement. In January 2026, we completed a registered direct offering of common stock and pre-funded warrants, further strengthening our capital position.

Our digital asset treasury strategy is centered on acquiring, holding and deploying Canton Coin (“CC”) and supporting the Canton Network through validator operations, application support and ecosystem participation.

Our results of operations for the year ended December 31, 2025 reflect our two reportable segments: legacy biotechnology operations, and our digital asset treasury strategy initiated in November 2025. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional segment financial performance information.

Components of Results of Operations

Revenue

We have not recognized revenue since inception or for the years ended December 31, 2025 and 2024.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and consulting related expenses, including stock-based compensation for our general and administrative personnel. General and administrative expenses also include professional fees and other corporate expenses, including legal fees relating to corporate matters; professional fees for accounting, auditing, tax, and consulting services; insurance costs; travel expenses and other operating costs that are not specifically attributable to research activities. General and administrative expenses also include expenses related to our canton-centric digital asset treasury strategy.

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support our digital asset treasury strategy and continued research activities and development of our product candidates. We also incur expenses associated with being a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, directors and officers insurance expenses, corporate governance expenses, investor relations activities and other administrative and professional services.

Interest Income

Interest income consists of interest income from funds held in our cash accounts.

Unrealized Loss from Digital Asset Holdings

The unrealized gain (loss) from digital assets holdings represents the change in fair value of our digital assets. We use a USD/CC reference price from a crypto market data provider for purposes of periodic fair value remeasurement.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth key components of our results of operations for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024	Change

Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$3,073,964	$6,392,097	$(3,318,133)
General and administrative	17,032,102	6,041,695	10,990,407
Total operating expenses	20,106,066	12,433,792	7,672,274
Other income (expense):
Interest expense	(28,345)	(13,684)	(14,661)
Interest income	41,410	249,908	(208,498)
Unrealized loss from digital assets holdings	(22,010,362)	-0-	(22,010,362)
Total other income (expense)	(21,997,297)	236,224	(22,233,521)
Total loss before income taxes	$(42,103,363)	$(12,197,568)	$(29,905,795)

Research and Development Expenses

The table below summarizes by program our research and development expenses for the periods presented:

	Year Ended December 31,
	2025	2024	Change

HS1940	$293,791	$431,362	$(137,571)
HS3215	182,649	445,183	(262,534)
GV023	632,557	600,000	32,557
GV104	941,678	2,829,454	(1,887,776)
Other research and development	1,023,289	2,086,098	(1,062,809)
Total research and development expenses	$3,073,964	$6,392,097	$(3,318,133)

Research and development expenses decreased by $3.3 million, or 52%, to $3.1 million for the year ended December 31, 2025 from $6.4 million for year ended December 31, 2024. The decrease was primarily the result of decreases in (i) clinical trial expenses of approximately $1.6 million due to completion of our Phase 1 clinical trial and offset by start-up costs related to our Phase 2 clinical trial in GV104, (ii) license fees of $1.5 million, (iii) pre-clinical expenses of $0.9 million. These decreases were offset by an increase of $0.3 million in CMC expenses and an increase of $0.1 million in stock-based compensation expense and $0.2 million in wages related to our research and development personnel.

General and Administrative Expenses

General and administrative expenses increased by $11.0 million, or 182%, to $17.0 million for the year ended December 31, 2025 from $6.0 million for the year ended December 31, 2024. The change in general and administrative expenses was primarily due to increases of (i) $7.3 million in general and administrative personnel expenses including bonuses, (ii) $1.5 million in investor relations, (iii) $2.0 million in stock-based compensation expense related to our general and administrative personnel (iv) $0.2 million in public company expenses, and (v) $0.1 million in other general corporate. These increases were offset by a decrease in professional fees of $0.2 million.

Interest Expense

Interest expense increased by $14,661, or 107%, to $28,345 for the year ended December 31, 2025 from $13,684 for the year ended December 31, 2024. The increase in interest expense was primarily related to the director and officer insurance premium financing liability as well as a note payable which was fully paid as of December 31, 2025.

Interest Income

Interest income decreased by approximately $0.2 million, or 83%, to less than $0.1 million for the year ended December 31, 2025 from $0.3 million for year ended December 31, 2024. The decrease in interest income was primarily due to the decrease in cash during 2025 and a decrease in interest rates.

Unrealized Loss from Digital Assets Holdings

Unrealized loss from digital assets holdings increased to $22.0 million for the year ended December 31, 2025 from $0 for year ended December 31, 2024. This was the result of the contribution of digital assets from the Cryptocurrency Offering in November 2025 and subsequent digital asset purchases, where the reference price of CC as of December 31, 2025 was less than the weighted average cost of our CC holdings.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended December 31, 2025, we incurred operating losses in the amount of approximately $20.0 million, expended approximately $16.0 million in net cash used in operating activities, and had an accumulated deficit of approximately $72.8 million as of December 31, 2025. Through December 31, 2025, we have primarily financed operations through public and private offerings of equity securities.

During the year ended December 31, 2024, we sold 203,359 shares of our common stock pursuant to the 2024 ATM Agreement for net proceeds of approximately $0.3 million, after deducting commissions of $15,506 and other offering fees of $41,952. During the year ended December 31, 2025, we sold 1,657,799 shares of our common stock pursuant to the 2025 ATM Agreement for net proceeds of approximately $5.1 million, after deducting commissions of approximately $0.1 million.

Further, on June 17, 2024, December 9, 2024, June 13, 2025, and July 25, 2025, we closed private placement offerings (the “June 2024 PIPE Offering,” “December 2024 PIPE Offering,” “June 2025 PIPE Offering,” and the “July 2025 PIPE Offering,” respectively) with certain accredited investors, consisting of shares of our common stock and/or pre-funded warrants to acquire shares of our common stock and common warrants to acquire shares of our common stock. The combined net proceeds received from these offerings was approximately $7.0 million.

In addition, on July 23, 2025 and August 26, 2025, we closed registered direct public offerings (the “July 2025 Direct Offering” and the “August 2025 Direct Offering”) with certain investors, consisting of shares of our common stock and/or pre-funded warrants to acquire shares of our common stock and common warrants to acquire shares of our common stock, with combined net proceeds of approximately $6.3 million.

In November 2025, we closed the Cash Offering for net proceeds of approximately $90.9 million in cash and the Cryptocurrency Offering for net proceeds of approximately $446.2 million in cryptocurrency.

In the prior reporting period, we identified certain conditions that raised substantial doubt about our ability to continue as a going concern. These conditions included our limited operating history, recurring operating losses, and recurring negative cash flows from operations as described above. However, on November 3, 2025, we raised net proceeds of over $537 million through a private placement offering. As a result, we believe we now have sufficient liquidity to fund anticipated cash requirements for operations and working capital purposes through at least March 2027. As a result, the previously disclosed going concern uncertainty language has been removed as substantial doubt no longer exists regarding our ability to continue as a going concern.

Cash Flow Activities for the Years Ended December 31, 2025 and 2024

The following table sets forth a summary of our cash flows for the periods presented.

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(16,128,316)	$(10,901,991)
Net cash used in investing activities	(77,572,567)	-0-
Net cash provided by financing activities	107,174,270	3,526,000
Net increase (decrease) in cash	$13,473,387	$(7,375,991)

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2025 was $16.0 million which consisted of net loss of $42.1 million, partially offset by non-cash stock-based compensation of approximately $2.9 million, unrealized loss from digital asset holdings of approximately $22.0 million, write-off of deferred offering costs of $0.1 million, and net changes in operating assets and liabilities of approximately $1.1 million.

Cash used in operating activities for the year ended December 31, 2024 was $10.9 million which consisted of net loss of $12.2 million, partially offset by non-cash stock-based compensation of approximately $0.7 million, non-cash stock issuance pursuant to a services agreement of less than $0.1 million, and net changes in operating assets and liabilities of approximately $0.6 million.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2025 was $77.6 million, representing the purchase of digital assets. There were no cash flows from investing activities during the year ended December 31, 2024.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2025 was $107.2 million. The net increase in financing activities was due to proceeds from the Cash Offering of $99.4 million, proceeds from the PIPE offerings of $3.7 million, proceeds from the registered direct public offerings of $7.1 million, proceeds from the ATM offerings of $5.5 million, proceeds from the exercise of warrants of $1.5 million and proceeds from option exercises of $0.2 million. These increases were offset by payments of deferred offering and other issuance costs of $10.0 million and repayment of note payable of $0.2 million.

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

Critical Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. We consider the following areas to be our critical accounting estimate: fair value of digital assets, research and development expense recognition, stock-based compensation, allowances of deferred tax assets, and cash flow assumptions regarding going concern considerations. Although management believes the estimates that have been used are reasonable, actual results could vary from the estimates that were used.

Critical Accounting Policies

Digital Assets

We account for digital assets, which are comprised of CC, as indefinite-lived intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-60, Intangibles—Goodwill and Other-Crypto Assets. Our digital assets are initially recorded at cost. Subsequently, they are measured at fair value with the gain or loss associated with remeasurement of the digital assets recognized in net income (loss) during each reporting period. Upon disposal of a digital asset (e.g., by sale, exchange or transfer), we derecognize the asset and recognize a realized gain or loss in net income, calculated as the difference between the sale proceeds and the asset’s carrying amount.

The fair value of the digital assets is determined based on the quoted price in its principal market at the time of measurement. We determine its principal market as the market that it has access to and has the greatest volume and level or orderly transactions in accordance with FASB ASC 820, Fair Value Measurement. We track the cost of its digital assets using the first-in-first-out (FIFO) method.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is presented at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference. An index of those financial statements is found in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of December 31, 2025, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment and implementation of our remediation plans, management concluded that, as of December 31, 2025, our internal controls over financial reporting were effective.

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

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Rule 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Set forth below is information concerning the current members of the Board of Directors (the “Board”) of the Company, including their ages as of March 26, 2026, present principal occupations, other business experiences during at least the last five years, membership on standing committees of the Board, public company directorships held during the last five years and certain other directorships.

Name	Age	Audit Committee	Compensation Committee	NCG Committee
Mark Wendland	47
Sireesh Appajosyula	50
Vincent LoPriore	58
Clay Kahler	62	●	●	●
Gary Stetz	63	●	●	●
Jill E. Sommers	57	●	●	●
William Wiley	38

Mark Wendland

Mark Wendland has served as a member of our board of directors since November 2025. Mr. Wendland is currently the Chairman of the Board. He was appointed as Chief Executive Officer of the Company and as a director of the Board effective November 6, 2025. Prior to that, Mr. Wendland served in various roles at DRW Holdings LLC, a proprietary trading firm, from July 2019 to June of 2025. Mr. Wendland served as Partner from January 2023 to June 2025, Chief Operating Officer from September 2021 to June of 2025, and Global Treasurer from July 2019 to September 2021. Prior to his time at DRW Holdings LLC, Mr. Wendland served as a Global Treasury Manager at Citadel LLC, a hedge fund and financial services company from September 2003 to January 2019. Mr. Wendland received his B.S. in Business Administration from Carroll College.

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

Vincent LoPriore

Vincent LoPriore has served as a member of our board of directors since April 2025. Mr. LoPriore is an experienced financial professional with over 30 years of experience in the investment banking industry. He began his career at Oppenheimer & Co. in 1989 and subsequently held senior positions at Legg Mason, Inc. and partner at C.E. Unterberg, Towbin, where he led the special equities group and completed more than $150 million in private placement transactions. He has served in leadership roles at various boutique and mid-sized investment firms, focusing on capital raising, regulatory navigation. Mr. LoPriore is currently a Partner and licensed representative at President Street Global, LLC, a FINRA-registered broker-dealer. He also serves as the investment manager of the Gravitas Capital LP Fund, with a track record of strong investment performance. Mr. LoPriore has longstanding relationships within the biomedical industry and supports philanthropic initiatives including Race to Erase MS and Cure Addiction Now. Mr. LoPriore’s extensive investment banking experience and sector expertise support his qualifications to serve on the Board of Directors.

Clay Kahler

Clay Kahler has served as a member of our board of directors since April 2025. Mr. Kahler is an entrepreneur and executive with experience across life sciences, biotechnology, and emerging technologies. He is the Co-founder, Chief Executive Officer, and Managing Director of Spray Labs, LLC, an FDA-registered, cGMP-certified manufacturer specializing in oral spray drug delivery systems, and the Founder and Chief Executive Officer of Gateway Sciences LLC, focused on mental health and regenerative medicine. Mr. Kahler co-founded Helius Medical Technologies, Inc. (NASDAQ: HSDT), where he contributed to early-stage financing, capital markets strategy, and public market development, including a Cooperative Research and Development Agreement (CRADA) with the U.S. Army. Helius achieved significant public market scale during his involvement. He has also been active in U.S. and Canadian public markets across innovative life sciences and emerging technologies, including Gener8 Digital Media Corp., where he supported strategic initiatives leading to the sale of its studio assets to Reliance MediaWorks, part of a global media group, and Velocity Mobile Limited (Velocity Black), which was acquired by Capital One Financial Corporation (NYSE: COF) in 2023. Mr. Kahler’s extensive experience in corporate leadership, capital markets, life sciences, and innovative technologies supports his qualifications to serve on the Board of Directors.

Gary Stetz

Gary Stetz has served as a member of our board of directors since April 2025. Mr. Stetz is a Certified Public Accountant with over 35 years of experience across accounting, finance, business valuation and corporate governance. Mr. Stetz currently serves as Managing Partner of Stetz, Belgiovine, Manwarren and Wallis P.C., an accounting, auditing, tax compliance and advisory services firm with more than 1,000 corporate clients. His extensive leadership experience includes founding Allegiance Community Bank and serving on the Board of BCB Bancorp. He is co-author of the book Project Management Accounting. He has earned multiple professional credentials, including Certified Mediator, Certified Fraud Examiner, and Chartered Global Management Accountant Mr. Stetz’s extensive expertise in financial forensics, valuation, and regulatory compliance will provide valuable oversight as Canton Strategic continues to build a strong financial and operational foundation. Mr. Stetz’s extensive financial, accounting, and governance experience supports his qualifications to serve on the Board of Directors.

Jill E. Sommers

Ms. Sommers is an experienced regulatory and public policy professional with nearly three decades of experience in the derivatives and financial markets. She previously served as the Chair of the Derivative Practice Group of Patomak Global Partners until March 2025. Ms. Sommers also served two consecutive terms as a Commissioner of the Commodity Futures Trading Commission from 2007 to 2013. Earlier in her career, Ms. Sommers held senior policy and regulatory roles, including serving as Policy Director and Head of Government Affairs at the International Swaps and Derivatives Association and as Managing Director of Regulatory Affairs at the Chicago Mercantile Exchange. Ms. Sommers currently serves on the boards of directors of Robinhood VF, Miami International Holdings as well as other private companies. She has also served as a board member of Cboe Global Markets, Inc. and the National Futures Association. Ms. Sommers holds a B.A. in Political Science from the University of Kansas. Ms. Sommers brings to the Board extensive experience in derivatives regulation, corporate governance, and public policy. The Board believes that this experience and perspective make her well qualified to serve as a director.

William Wiley

Mr. Wiley has served as Head of the Equities and Latency Sensitive Business Unit of DRW Holdings, LLC (“DRW”) since October 2025 and has also served as Chief of Staff to DRW’s Founder and Chief Executive Officer since February 2025. From August 2022 to October 2025, Mr. Wiley served as Chief Operating Officer of DRW’s Equities and Latency Sensitive Business Unit, overseeing day-to-day operations and scaling a global, multi-asset electronic trading platform. Prior to DRW, Mr. Wiley served as Global Head of Strategy at Instinet Holdings Inc. (“Instinet”) from April 2018 to August 2022, where he was a member of Instinet’s Global Executive Committee and led firmwide strategy, operations, and strategic transactions across the institutional equities brokerage franchise. From 2010 to 2017, Mr. Wiley held a series of roles at KCG Holdings, Inc. (“KCG”), including Chief Operating Officer of Client Execution Services from September 2013 to July 2017. Mr. Wiley received a B.S. in Business Administration and a B.S. in Economics from Villanova University and is a Chartered Financial Analyst (CFA) charterholder. Mr. Wiley’s extensive experience in capital markets and steering business strategies, together with his track record leading complex global operations, qualifies him to serve on our board.

Corporate Governance

We are committed to good corporate governance practices. These practices provide an important framework within which our Board of Directors and management pursue our strategic objectives for the benefit of our stockholders.

Board Composition and Leadership Structure

Although the Company does not have a formal policy regarding the separation of its Chair and Chief Executive Officer positions, Mark Wendland serves as Chief Executive Officer of the Company and the Chairman of the Board. Due to the size of our Company, we believe that this structure is appropriate. We believe that the fact that four of the seven members of the Board are independent reinforces the independence of the Board in its oversight of our business and affairs, and provides for objective evaluation and oversight of management’s performance, as well as management accountability.

Board’s Role in Risk Oversight

Our Board of Directors believes that open communication between management and the Board of Directors is essential for effective risk management and oversight. Our Board of Directors meets with our Chief Executive Officer and other members of the senior management team at periodic Board of Director meetings, where, among other topics, they discuss strategy and risks in the context of reports from the management team and evaluate the risks inherent in significant transactions. While our Board of Directors is ultimately responsible for risk oversight, our Board committees assist the Board of Directors in fulfilling its oversight responsibilities in certain areas of risk. The audit committee assists our Board of Directors in fulfilling its oversight responsibilities with respect to risk management in the areas of major financial risk exposures, internal control over financial reporting, disclosure controls and procedures and legal and regulatory compliance. The compensation committee assists our Board of Directors in assessing risks created by the incentives inherent in our compensation policies. The nominating and corporate governance committee assists our Board of Directors in fulfilling its oversight responsibilities with respect to the management of corporate, legal and regulatory risk.

Committees of our Board of Directors

Our Board of Directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors. Each of these committees has a written charter, copies of which are available without charge on our website at www.cantonstrategic.com. In addition from time to time, special committees may be established under the direction of the Board of Directors when necessary to address specific issues.

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

Our audit committee currently consists of Gary Stetz (as the Chair), Clay Kahler and Jill E. Sommers.

Our board of directors has affirmatively determined that Clay Kahler, Gary Stetz and Jill E. Sommers each meet the definition of “independent director” under Nasdaq rules, and that they meet the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of Nasdaq. In addition, our board of directors has determined that Gary Stetz qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Our compensation committee currently consists of Gary Stetz (as the Chair), Clay Kahler, and Jill E. Sommers. Our board has determined that Gary Stetz, Clay Kahler and Jill E. Sommers are each independent directors under Nasdaq rules.

Nominating and Governance Committee

Our nominating and governance committee is responsible for, among other things:

●	nominating members of the board of directors;
●	developing a set of corporate governance principles applicable to our Company; and
●	overseeing the evaluation of our board of directors.

Currently, our nominating and corporate governance committee consists of Gary Stetz, Clay Kahler (as the Chair), and Jill E. Sommers. Our Board has determined that Gary Stetz, Clay Kahler and Jill E. Sommers are each independent directors under Nasdaq rules.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is filed as an exhibit to our Annual Report on Form 10-K. We intend to post on our website all disclosures that are required by law or Nasdaq rules concerning any amendments to, or waivers from, any provision of the code.

Anti-hedging

As part of our Insider Trading Policy, all of our officers, directors, employees and consultants and family members or others sharing a household with any of the foregoing or that may have access to material non-public information regarding our Company are prohibited from engaging in short sales of our securities, any hedging or monetization transactions involving our securities and in transactions involving puts, calls or other derivative securities based on our securities. Our Insider Trading Policy further prohibits such persons from purchasing our securities on margin, borrowing against any account in which our securities are held or pledging our securities as collateral for a loan unless pre-cleared by our Insider Trading Compliance Officer.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Arrangements between Officers and Directors

Except as set forth herein regarding Mr. Toomey and Mr. Wendland, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which such officer or director was selected to serve as an officer or director of the Company.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Policy for the Recovery of Erroneously Awarded Compensation

Our Board adopted a Policy for the Recovery of Erroneously Awarded Compensation. The policy provides that the Company must promptly recover specified incentive-based compensation that is received by our Section 16 officers on or after October 2, 2023, regardless of fault or misconduct, upon specified accounting restatements of the Company’s financial statement that resulted in such persons receiving an amount that exceeded the amount that would have been received if based on the restated financial statements. There are limited exceptions to the recovery requirement as set forth in the listing standards. Incentive-based compensation is defined as any compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure. The subject compensation will be determined without regard to any net settlement of, or taxes paid or payable or withheld on, such compensation, but there will not be any duplicative recovery by the Company. As specified in the listing standards, the Company cannot indemnify, or pay or reimburse for insurance for, a Section 16 officer for recoveries under this policy.

The recovery period under the policy is three full years preceding the date our Board or a committee thereof as directed by the Board concludes, or reasonably should have concluded, that an accounting restatement is required. If applicable, the Company will provide the current or former Section 16 officer with a written demand for repayment or return and the method thereof. If such repayment or return is not made when due, the policy provides that the Company will take all reasonable and appropriate actions to recover such erroneously awarded compensation from such person.

EXECUTIVE OFFICERS

Our executive officers as of December 31, 2025, and their respective ages, are as follows:

Name	Age	Position
Mark Wendland	47	Chief Executive Officer and Chairman of the Board
Mark Toomey	56	President
Jacob Asbury	52	Chief Financial Officer

Mark Wendland

Biographical information pertaining to Mr. Wendland, who is both an executive officer and a director of the Company, can be found in “Board of Directors” above.

Mark Toomey

Mark Toomey was appointed as President of the Company effective November 6, 2025. Since March 2025, Mr. Toomey has served as the Managing Director and Head of Business Development for Liberty City Ventures, a venture capital firm that focuses on investing in early-stage blockchain and technology companies. Prior to his time at Liberty City Ventures, Mr. Toomey served as the Head of Distribution for Galaxy Digital, a digital asset and artificial intelligence company, from March 2021 to March 2025. Prior to Galaxy Digital, Mr. Toomey served as the Head of Pensions, Endowments and Foundations at J.P. Morgan from 2019 to March 2021. Prior to his time at J.P. Morgan, Mr. Toomey served as the Managing Director and Head of Institutional Equity Derivatives at Goldman Sachs. Mr. Toomey received his B.A. in American Studies from Syracuse University and his MBA from Georgetown University.

Jacob Asbury

Jacob Asbury was appointed as Chief Financial Officer of the Company effective December 10, 2025. Mr. Asbury served as Chief Financial Officer of Clear Street Group, Inc. from September 2021 to December 2023, after which he led an independent advisory practice focused on financial systems implementation, reporting optimization, and process automation from January 1, 2024 to date. Mr. Asbury also served as Chief Financial Officer of Performance Flight & Custom Jet Charters from June 2020 to September 2021, and as Chief Financial Officer of Instinet Incorporated from 2010 to 2020. Mr. Asbury holds a bachelor’s degree from the University of Vermont.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2025, filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2025, except that one Form 4 was inadvertently filed late on July 7, 2025 on behalf of Anderson Kelly; one Form 3 was inadvertently filed late on August 29, 2025 on behalf of Rickel Nancy Davis; one Form 3 was inadvertently filed late on August 22, 2025 on behalf of Kahler Thomas Clay; one Form 3 was inadvertently filed late on behalf of Liddy James Gordon; one Form 3 was inadvertently filed late on August 20, 2025 on behalf of LoPriore Vincent; and one Form 3 was inadvertently filed late on August 20, 2025 on behalf of Stetz Gary S.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

For the fiscal year ended December 31, 2025, the Company’s principal executive officers and additional officers (collectively the “named executive officers”) were:

●	Mark Wendland, Chief Executive Officer;
●	Mark Toomey, President;
●	Jacob Asbury, Chief Financial Officer.
●	Randy Milby, former Chief Executive Officer and President;
●	Sireesh Appajosyula, former Interim Chief Financial Officer and former Chief Executive Officer;

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards ($)(6)(7)(8)	Other(9)	Total ($)
Mark Wendland	2025	$83,333	$275,000	$-	-	$358,333
Chief Executive Officer (1)
	2024	$-	$-	$-	-	$-
Mark Toomey	2025	$83,333	$125,000	$-	-	$208,333
President (2)
	2024	$-	$-	$-	-	$-
Jacob Asbury	2025	$22,500	$7,671	$-	-	$30,171
Chief Financial Officer (3)
	2024	$-	$-	$-	-	$-
Randy Milby	2025	$357,503	$-	$121,112	139,847	$618,462
Former Chief Executive Officer (4)
	2024(6)	$517,769	$312,600	$128,965	-	$959,334
Sireesh Appajosyula	2025	$376,255	$2,285,000	$214,315	5,974	$2,881,544
Former Interim Chief Financial Officer, Chief Operating Officer and Chief Executive Officer (5)
	2024(7)	$407,108	$208,400	$85,117	-	$700,625

(1)	Mr. Wendland was appointed on November 6, 2025 and received no compensation for 2024. Mr. Wendland received sign-on bonus of $150,000, which was paid in January 2026, and bonus of $125,000 for 2025 which was paid in February 2026.
(2)	Mr. Toomey was appointed on November 6, 2025 and received no compensation for 2024. Mr. Toomey received bonus of $125,000 which was paid in February 2026
(3)	Mr. Asbury was appointed on December 10, 2025 and received no compensation for 2024. Mr. Asbury received a bonus for 2025 which was paid in February 2026.
(4)	Mr. Milby served as the Chief Executive Officer from July 2023 to June 2025.
(5)	Mr. Appajosyula served as the Chief Operating Officer from July 2023 to June 2025, as the Chief Executive Officer from June 2025 to November 2025, and served as the Interim Financial Officer from November to December 2025. Mr. Appajosyula received a bonus of $385,000 for 2025 which was paid in 2025 and a discretionary bonus of $1.9 million associated with the Crypto Offering which was paid in November 2025.
(6)	For the year ended December 31, 2024, Mr. Milby was compensated with bonus of $312,600, to be paid 50% through cash bonus and 50% equity bonus awarded through stock options. In addition, Mr. Milby received stock options to purchase 57,707 shares of common stock as set forth in the employment agreement. See Note 6 to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025.
(7)	For the year ended December 31, 2024, Mr. Appajosyula was compensated with bonus of $208,400, to be paid 50% through cash bonus and 50% equity bonus awarded through stock options. In addition, Mr. Appajosyula received stock options to purchase 38,087 shares of common stock as set forth in the employment agreement. See Note 6 to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 26, 2025.
(8)	Reflects the aggregate grant date fair value of stock options granted during the fiscal year calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions made by us in determining the grant date fair value of our equity awards see Note 6 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(9)	All other compensation consists of separation payments pursuant to a severance agreement with Mr. Milby for $133,500 and 401k employer contributions of $6,347 for Mr. Milby and $5,974 for Mr. Appajosyula.

Narrative Disclosure to Summary Compensation Table

Except as otherwise described below, there are no compensatory plans or arrangements, including payments to be received from the Company with respect to any named executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or our subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Employment Agreements

Employment Agreement with Mark Wendland

On November 6, 2025, in connection with the PIPE Transaction, the Company entered into an employment agreement with Mr. Wendland setting forth the terms and conditions of his employment as the Company’s Chief Executive Officer (the “Wendland Employment Agreement”). Under the terms of his employment agreement, Mr. Wendland is entitled to receive (i) an annual base salary of $500,000, subject to review and adjustment by the Company from time to time, (ii) a one-time sign-on bonus of $150,000, (iii) eligibility for an annual performance-based cash bonus, (a) for 2025, in a minimum amount equal to $125,000 and (b) for 2026, in an amount equal to $500,000, plus an additional amount as determined by the Board, in its sole and absolute discretion, with a target equal to $250,000, and (c) for calendar years after 2026, in an amount determined by the Board in its sole and absolute discretion, in each case subject to continuous employment with the Company. Mr. Wendland will also be eligible to receive a grant of time-based and performance-based restricted stock units equal to 1.0% of the Company’s common stock on a fully diluted basis following the closing of the PIPE Transaction, subject to Board approval, vesting conditions established by the Board (or its compensation committee) and other conditions. The agreement contains customary confidentiality, non-compete, non-solicitation, and intellectual property provisions, and may be terminated by either party in accordance with its terms.

In the event Mr. Wendland terminates his employment for “good reason” or the Company terminates his employment without “cause” (as defined in his employment agreement), he is entitled to receive the following benefits, subject to the execution of a general release of claims in the Company’s favor and obligations regarding solicitation, return of property, and restrictive covenants, non-solicitation of customers, non-solicitation of employees, non-disparagement and the expiration of any applicable expiration period with respect to the release: (i) any base salary earned through the date of termination; (ii) unpaid expense reimbursement in accordance with our policy; (iii) unused vacation and sick leave that accrued through the date of termination in accordance with our policy; (iv) twelve (12) months of base salary; provided, however, that if his employment is terminated by us without “cause” or if he terminates for “good reason” prior to the date in calendar year 2027 that he is to be paid a bonus for his service in calendar year 2026, then the severance pay is equal to $1,000,000; and (v) if he terminates for “good reason” or we terminate their employment without “cause” within twelve (12) months following a change in control (as defined in his employment agreement), all unvested time-vesting conditions of the restricted stock unit awards accelerate and vest in full.

In the event Mr. Wendland voluntarily resigns other than for “good reason” (as defined in his employment agreement) or his employment is terminated by us for “cause,” (as defined in his employment agreement) he will be entitled to (i) any base salary earned through the date of termination; (ii) unpaid expense reimbursement in accordance with our policy; and (iii) unused vacation and sick leave that accrued through the date of termination in accordance with our policy.

Employment Agreement with Mark Toomey

On November 6, 2025, in connection with and as a result of the consummation of the PIPE Transaction, the Company entered into an employment agreement with Mr. Toomey setting forth the terms and conditions of his employment as the President of the Company (the “Toomey Employment Agreement”). Under the terms of his employment agreement, Mr. Toomey will be entitled to receive (i) an annual base salary of $500,000, subject to review and adjustment by the Company from time to time, (ii) eligibility for an annual performance-based cash bonus, (a) for 2025, in a minimum amount equal to $125,000, (b) for 2026, in a minimum amount equal to $500,000, and (c) for calendar years after 2026, in an amount determined by the Board in its sole and absolute discretion, subject to continuous employment with the Company. Mr. Toomey will also be eligible to receive a grant of time-based and performance-based restricted stock units equal to 0.9% of the Company’s common stock on a fully diluted basis following the closing of the PIPE Transaction, subject to Board approval, vesting conditions established by the Board (or its compensation committee) and other conditions. The agreement contains customary confidentiality, non-compete, non-solicitation, and intellectual property provisions, and may be terminated by either party in accordance with its terms.

In the event Mr. Toomey terminates his employment for “good reason” or the Company terminates his employment without “cause” (as defined in his employment agreement), he is entitled to receive the following benefits, subject to the execution of a general release of claims in the Company’s favor and obligations regarding solicitation, return of property, and restrictive covenants, non-solicitation of customers, non-solicitation of employees, non-disparagement and the expiration of any applicable expiration period with respect to the release: (i) any base salary earned through the date of termination; (ii) unpaid expense reimbursement in accordance with our policy; (iii) unused vacation and sick leave that accrued through the date of termination in accordance with our policy; (iv) twelve (12) months of base salary; (v) an amount equal to any unpaid portion of his 2025 bonus and 2026 bonus as of the date of termination; and (vi) if he terminates for “good reason” or we terminate their employment without “cause” within twelve (12) months following a change in control (as defined in his employment agreement), all unvested time-vesting conditions of the restricted stock unit awards accelerate and vest in full.

In the event Mr. Toomey voluntarily resigns other than for “good reason” (as defined in his employment agreement) or his employment is terminated by us for “cause,” (as defined in his employment agreement) he will be entitled to (i) any base salary earned through the date of termination; (ii) unpaid expense reimbursement in accordance with our policy; and (iii) unused vacation and sick leave that accrued through the date of termination in accordance with our policy.

Employment Agreement with Jacob Asbury

Jacob Asbury was appointed as the Chief Financial Officer on December 10, 2025. In connection with his appointment as Chief Financial Officer, the Company entered into an employment agreement with Mr. Asbury setting forth the terms and conditions of his employment with the Company (the “Asbury Employment Agreement”) dated December 10, 2025. Under the terms of the Asbury Employment Agreement, Mr. Asbury will be entitled to receive: (i) an annual base salary of $300,000, subject to review and adjustment by the Company from time to time; and (ii) eligibility for an annual cash-based performance bonus, in an amount determined by the Board in its sole and absolute discretion, with a target amount equal to $100,000, subject to continuous employment with the Company. Mr. Asbury will also be eligible to receive grants of time-based and/or performance-based equity awards, in a form and amount determined by the Board in its sole and absolute discretion, subject to Board approval, vesting conditions established by the Board (or its compensation committee) and other conditions. The agreement contains customary confidentiality, non-compete, non-solicitation, and intellectual property provisions.

The Asbury Employment Agreement provides that Mr. Asbury’s employment is at will and may be terminated by either party at any time, with or without cause or notice. The Asbury Employment Agreement provides that in the event Mr. Asbury terminates his employment for “good reason” (as defined in the Asbury Employment Agreement) or the Company terminates his employment without “cause” (as defined in the Asbury Employment Agreement), he is entitled to receive the following benefits, subject to his execution of a general release of claims in the Company’s favor and obligations regarding solicitation, return of property, and restrictive covenants, non-solicitation of customers, non-solicitation of employees, non-disparagement and the expiration of any applicable expiration period with respect to the release: (i) any base salary earned through the date of termination; (ii) unpaid expense reimbursement in accordance with our policy; (iii) unused vacation and sick leave that accrued through the date of termination in accordance with our policy; and (iv) twelve (12) months of base salary.

In the event Mr. Asbury voluntarily resigns other than for “good reason” (as defined in the Asbury Employment Agreement) or his employment is terminated by us for “cause” (as defined in the Asbury Employment Agreement), he will be entitled to receive: (i) any base salary earned through the date of termination; (ii) unpaid expense reimbursement in accordance with our policy; and (iii) unused vacation and sick leave that accrued through the date of termination in accordance with our policy.

Employment Agreement with Sireesh Appajosyula

We originally entered into an employment agreement with Sireesh Appajosyula, to serve as our Chief Operating Officer on July 6, 2023. Such employment agreement was subsequently amended, including, but not limited to, on June 11, 2025, in connection with Mr. Appajosyula’s appointment as the Chief Executive Officer of the Company.

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

In the event Mr. Appajosyula’s employment is terminated by the Company other than as a result of his death or Disability and other than for Cause, or if Mr. Appajosyula terminates his employment for Good Reason (as defined in the Appajosyula Employment Agreement), then, in addition to accrued compensation, the Company shall (i) continue to pay Mr. Appajosyula’s base salary and provide health benefits for a period of 12 months following the termination date or, in the case of benefits, such time as Mr. Appajosyula receives equivalent coverage and benefits under plans and programs of a subsequent employer; and (ii) provide such other or additional benefits, if any, as may be provided under applicable employee benefit plans, programs and/or arrangements of the Company (other than any severance plans or programs). In addition, all unvested time-based equity awards (including Restricted Shares and Stock Options) shall be immediately and fully accelerate and become vested Moreover, Stock Options that have vested as of the termination date shall remain exercisable until the earlier of (i) 60 months following such termination and (ii) the expiration date of the Stock Option.

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

On June 1, 2021, we entered into an Amended and Restated Employment Agreement, as amended on September 24, 2021 (the “Amended and Restated Milby Employment Agreement”), with Randy Milby pursuant to which Mr. Milby continues to serve as our President and Chief Executive Officer. The term of the Amended and Restated Milby Employment Agreement commenced upon the closing of our initial public offering and continues for a period of five years and automatically renews for successive one-year periods at the end of each term unless either party provides written notice of their intent not to review at least 60 days prior to the expiration of the then effective term. Pursuant to the Amended and Restated Milby Employment Agreement, Mr. Milby will receive an annual base salary of $485,000, which may be increased from time to time, and shall be eligible to receive an annual cash bonus equal to 55% of his then base salary based upon the achievement of Company and individual performance targets established by our board. In addition, in the first year in which our “market capitalization” (as defined in the Amended and Restated Milby Employment Agreement) equals or exceeds (i) $250 million, Mr. Milby shall receive a cash payment of $150,000; (ii) $500 million, Mr. Milby shall receive a cash payment of $350,000; and (iii) $1 billion, Mr. Milby shall receive a cash payment of $750,000. Furthermore, on January 14, 2022, Mr. Milby was granted an option to purchase 757,575 shares of our common stock at an exercise price of $4.00 per share which shall vest over a 48-month period commencing 12 months after the date of grant. This shall be in addition to any additional equity-based compensation awards we may grant Mr. Milby from time to time.

On July 6, 2023, we entered into an amended and restated employment agreement (the “CEO Employment Agreement”) with Mr. Milby. The CEO Employment Agreement has the same terms as of the Amended and Restated Milby Employment Agreement except, Mr. Milby shall (i) receive a base salary of $500,000 per year, which may be increased by the Board; and (ii) be eligible to receive an annual bonus equal to 60% of his then base salary based upon the achievement of Company and individual targets to be established by the Board, in its sole discretion. In addition, in the event Mr. Milby’s employment is terminated by the Company other than as a result of his death or Disability (as defined in the CEO Employment Agreement) and other than for Cause (as defined in the CEO Employment Agreement), or if Mr. Milby terminates his employment for Good Reason (as defined in the CEO Employment Agreement), then, in addition to the Accrued Compensation (as defined below), the Company shall continue to pay Mr. Milby’s base salary and provide health benefits for a period of 18 months following the termination date and all Restricted Shares and Stock Options (each as defined in the CEO Employment Agreement) that have not vested as of the date of termination shall be forfeited and outstanding unvested time-based equity awards shall be accelerated in accordance with the applicable vesting schedule as if Mr. Milby had been in service for an additional 12 months as of the termination date.

Pursuant to the Amended and Restated Milby Employment Agreement and the CEO Employment Agreement, Mr. Milby’s employment may be terminated (i) by us for Cause (as defined in the Amended and Restated Milby Employment Agreement and the CEO Employment Agreement); (ii) upon Mr. Milby’s death; (iii) upon Mr. Milby’s Disability (as defined in the Amended and Restated Milby Employment Agreement); (iv) or by Mr. Milby for Good Reason (as defined in the Amended and Restated Milby Employment Agreement). In the event Mr. Milby’s employment is terminated, we shall pay Mr. Milby his then base salary through the last day of his employment, the reimbursement of expenses incurred on or prior to the termination date and any earned but unpaid bonus (collectively, the “Accrued Compensation”). In the event Mr. Milby’s employment was terminated as a result of his death or Disability, we were to pay Mr. Milby (i) the Accrued Compensation, (ii) his then base salary through the date which is 90 days after his death or Disability and (iii) such other or additional benefits as may be provided under our employee benefit plans, programs and arrangements (collectively, the “Plans”). In addition, all shares of our capital stock that are subject to vesting and all stock options that are scheduled to vest on or before the next succeeding anniversary of the effective date of the Amended and Restated Milby Employment Agreement were to be accelerated and deemed to have vested as of the termination date. All shares and options that have not vested as of the date of termination were to be forfeited. Any stock options that have vested as of the termination date shall remain exercisable until the earlier of (i) 60 months after the termination date and (ii) the expiration date of the option (all payments to be paid upon Mr. Milby’s death or Disability are hereinafter referred to as the “Death and Disability Severance”). Any payments that shall be made to Mr. Milby as a result of his Disability shall be contingent upon Mr. Milby executing a general release within 21 days of separation from service.

In the event Mr. Milby’s employment was terminated for Cause, Mr. Milby was to receive (i) the Accrued Compensation and (ii) such other and additional benefits, if any, as may be required pursuant to the Plans, and all shares that have not vested as of the termination date shall be forfeited while all stock options that are vested as of the termination date shall remain exercisable for 90 days after such termination (all payments to be paid upon termination of Mr. Milby’s termination for Cause are hereinafter referred to as the “Cause Severance”). If Mr. Milby’s employment is terminated other than for death, Disability or Cause, including if Mr. Milby’s employment is terminated for Good Reason, then, subject to the execution of a separation agreement within 60 days from the separation of service, we shall pay Mr. Milby, (i) the Accrued Compensation, (ii) his then base salary and provide him with health benefits for a period of 12 months following the effective date of his separation from service and (iii) provide such other or additional benefits, if any, as may be provided under the Plans. Furthermore, all shares and stock options that have not vested as of the termination date shall be forfeited, and any stock options that have vested as of the termination date shall remain exercisable until the earlier of (i) 60 months following such termination and (ii) the termination date of such option (all payments to be paid upon Mr. Milby’s termination other than for death, Disability or Cause, including Good Reason, are hereinafter referred to as the “Other Severance” and together with the Death and Disability Severance and the Cause Severance, “Severance”). In the event Mr. Milby’s employment is terminated either (i) by us without Cause at any time within 12 months prior to the consummation of a Change of Control (as defined in the Amended and Restated Milby Employment Agreement), (ii) by Mr. Milby for Good Reason at any time within 12 months after the consummation of a Change of Control or (iii) by us without Cause at any time upon or within 12 months after the consummation of a Change of Control, then Mr. Milby shall (A) be entitled to the acceleration and vesting in full of any then outstanding and unvested equity award, with options continuing to be exercisable for 60 months following termination (or, if earlier, their expiration date) and (B) all Severance; provided, however, that such Severance amount shall equal two times the sum of Mr. Milby’s then base salary and target bonus and the Severance period shall be 24 months. As noted above, Mr. Milby resigned from the Company in June 2025.

Equity Grant Practices

Policies and Practices Regarding the Grant of Equity Awards

We do not schedule the grant of any equity awards in anticipation of the disclosure of material, non-public information and we do not schedule the disclosure of material, non-public information based on the timing of granting equity awards. We have not adopted a formal policy that dictates the timing of equity award grants. We may choose to grant equity awards outside of the annual broad-based awards (e.g., as part of a new hire package or as a retention or promotional incentive). Stock options may be granted only with an exercise price at or above the closing market price of our common stock on the date of grant.

While we do not grant stock options in anticipation of, or immediately following, the release of material nonpublic information about our Company, the SEC has adopted Item 402(x) of Regulation S-K, which requires companies to disclose certain information in the event stock options were granted within four business days before or one business day after the filing of a 10-Q or 10-K, or the filing or furnishing of an 8-K that discloses material nonpublic information.

We granted certain equity awards to individuals who were named executive officers or directors at the time of grant. These stock option awards were approved by the Compensation Committee in September 2025. The Company did not grant such awards at the time of approval due to a lack of sufficient share reserve under the 2023 Omnibus Equity Incentive Plan. Following a shareholders’ approval in October 2025, the authorized shares under the 2023 Omnibus Equity Incentive Plan was increased. The Company subsequently effected a related registration statement on Form S-8 in late October 2025. The final grants of the approved equity awards happened during the period beginning four business days before and ending one business day after the filing of a current report on Form 8-K. As such, the following tabular disclosure of our 2024 stock option grants is required by Item 402(x)

Name	Grant date	Number of securities underlying the award	Exercise price of the award ($/Sh)	Grant date fair value of the award	Percentage Change in Market Price of Underlying Securities Between Grant Date and Filing Date
Sireesh Appajosyula	11/03/2025	20,000	3.075	$46,500	24.6%
Nancy Davis	11/03/2025	5,000	3.075	$11,625	24.6%
Clay Kahler	11/03/2025	17,500	3.075	$40,688	24.6%
James Liddy	11/03/2025	5,000	3.075	$11,625	24.6%
Vincent LoPriore	11/03/2025	90,000	3.075	$209,252	24.6%
Sanam Parikh	11/03/2025	5,000	3.075	$11,625	24.6%
Gary Stetz	11/03/2025	32,500	3.075	$75,563	24.6%

Except for disclosed above, no stock option grants were made to any of our named executive officers during any period beginning four business days before the filing or furnishing of a periodic report or current report and ending one business day after the filing or furnishing of any such report with the SEC. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and NASDAQ listing standards.

2017 Stock Incentive Plan

Our board of directors and our stockholders approved the 2017 Stock Incentive Plan (“2017 Plan”) on March 30, 2017, which allowed for the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, and other stock-based awards to the employees, officers, directors and individual consultants of the Company.

2019 Stock Incentive Plan

Our board of directors and our stockholders approved the 2019 Stock Incentive Plan (“2019 Plan”) on July 24, 2019, which allowed for the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, and other stock-based awards to the employees, officers, directors and individual consultants of the Company.

2023 Omnibus Equity Incentive Plan

Our board of directors and our stockholders approved the 2023 Omnibus Equity Incentive Plan (“2023 Equity Incentive Plan”) on August 17, 2023, which allowed for the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, and other stock-based awards to the employees, officers, directors and individual consultants of the Company. On October 9, 2025, our stockholders approved on a special meeting to increase the shares of common stock reserved for issuance thereunder from 792,602 shares to 2,000,000 shares. On January 30, 2025, our stockholders further approved on a special meeting to increase the shares of common stock reserved for issuance by 7,000,000 shares.

Bonus Arrangements

Pursuant to the terms of the executive employment agreements described above, the Company, through the Board, has the discretion to determine the amounts of the annual incentive bonus payments which executives may receive. Based on the review of the Company’s performance for the calendar year 2025, the board, in its sole discretion, determined to pay the bonuses to the named executive officers listed in the summary compensation table above.

Employee Benefit Plans

To the extent eligible under the applicable plans and programs, an executive and an executive’s family are entitled to participate in the Company’s medical, dental, and vision plans.

Outstanding Equity Awards as of December 31, 2025

The following table sets forth information concerning outstanding equity awards held by our named executive officers as of December 31, 2025.

		OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Sireesh Appajosyula	03/21/2022	134	-	-	$498.75	03/21/2032
	11/07/2023	67	-	-	$59.14	11/07/2033
	08/09/2024	38,087	-	-	$2.925	08/09/2034
	01/13/2025	52,875	-	-	$1.93	01/13/2035
	08/04/2025	90,000	-	-	$1.33	08/04/2035
	11/03/2025	20,000	-	-	$3.075	11/03/2035

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2025. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2025. Directors are reimbursed for out-of-pocket expenses incurred for reasonable travel and other business expenses in connection with their service as directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Sanam Parikh	53,214	$49,286	$102,500
Vincent LoPriore	14,942	$307,824	$322,766
Clay Kahler	54,002	$89,974	$143,976
Gary Stetz	67,624	$124,849	$192,473
Kelly Anderson	58,400	$-	$58,400
Nancy Davis	16,875	$60,911	$77,786
James Gordon Liddy	38,111	$60,911	$99,022

(1) The amounts reported do not reflect the amounts actually received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted to our non-employee directors during the year ended December 31, 2025, as computed in accordance with the Financial Accounting Standard Board ASC Topic 718 for stock-based compensation transactions. See Note 6 - Stock-Based Compensation to our audited consolidated financial statements for the year ended December 31, 2025 included herein for more information regarding the Company’s accounting for share-based compensation plans. As required by the SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

The following table provides information regarding the additional annual compensation (paid on a quarterly basis) each non-employee director earns for service as a member of any committee of the board of directors for the fiscal year ended December 31, 2025:

Position	Retainer
Board member	$65,600
Audit committee chair	15,000
Audit committee member	7,500
Compensation committee chair	8,000
Compensation committee member	4,000
Nominating and corporate governance chair	6,000
Nominating and corporate governance member	3,000

Following the closing of the November PIPE Transaction, the Company adopted a director compensation program under which each non-employee director receives an annual cash retainer of $100,000. Members of the Board are also eligible to receive annual equity awards valued at $100,000, granted in the form of stock options, which vest in equal quarterly installments following the grant date, subject to continued service.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	657,042	(1)	$4.32	802,671	(2)
Equity compensation plans not approved by security holder	-		-	-
Total	657,042	(1)	4.32	802,671	(2)

(1) This number includes the following: 120 shares subject to outstanding options granted under the 2017 Plan, 893 shares subject to outstanding options granted under the 2019 Plan, and 656,029 shares subject to outstanding options granted under the 2023 Plan. The Company will not issue any additional awards under the 2017 and 2019 Plans.

(2) This number represents shares available for issuance under the 2023 Plan.

See “Item 11 Executive Compensation - Equity Grant Practices” for more information of our equity compensation plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of March 26, 2026 by: (i) each director; (ii) each of our named executive officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, these rules require that we include shares of common stock issuable pursuant to the vesting of warrants and the exercise of stock options that are either immediately exercisable or exercisable within 60 days of March 26, 2026. These shares are deemed to be outstanding and beneficially owned by the person holding those warrants or options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. This table is based on information supplied by officers, directors and principal stockholders and Schedule 13D, Schedule 13G and Section 16 filings, if any, with the SEC. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o Canton Strategic Holdings, Inc., 34 Shrewsbury Ave, Suite 1C, Red Bank, New Jersey, 07701. As of March 26, 2026, we had 56,656,271 shares of common stock outstanding.

Except as indicated by the footnotes below, we believe, based on information furnished to us, that each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage
Directors and Named Executive Officers:
Mark Wendland	-	-
Mark Toomey	-	-
Jacob Asbury	-	-
Angela Dominy Radkowski	-	-
Sireesh Appajosyula(1)	356,652	*
Vincent LoPriore(2)	1,942,032	3.37%
Gary Stetz(3)	335,877	*
Clay Kahler(4)	67,500	*
Jill Sommers	-	-
William Wiley	-	-

All Named Executive Officers and Directors as a Group (10 persons)	3,509,673	6.04%

Shareholders owning beneficially more than 5% of outstanding common stock:
SBI Middlefield Investment Limited(5)	17,258,228	9.99%
DRW Canton Investments LLC(6)	17,258,228	9.99%
Broadridge Securities Processing Solutions LLC(7)	17,258,228	9.99%
Legacy Worldwide Investments II Ltd.(8)	16,406,341	9.99%
Digital Asset Corp.(9)	15,121,951	9.99%
Entities affiliated with LCV Blockchain Management, LLC(10)	17,258,228	9.99%
CXGL Holdings LP(11)	9,756,098	9.99%
Canton Foundation(12)	8,194,959	12.64%
Tradeweb Markets(13)	8,129,756	12.55%
New Infrastructure LLC(14)	6,631,782	10.48%
Ark Venture Fund(15)	3,252,033	5.74%
Ken Rickell(16)	3,141,038	5.47%
Leo Mizuhara(17)	3,024,390	5.07%

* Represents less than 1%.

(1)	Represents (i) 61,564 shares of common stock held directly by Mr. Appajosyula; (ii) 2,593 shares of common stock held by Highpoint Pharmaceuticals, LLC; (iii) 21 shares of common stock held by Channel BioConsulting LLC; (iv) 201,265 shares of common stock issuable upon exercise of options held directly by Mr. Appajosyula; and (v) 91,209 shares of common stock upon exercise of warrants. Sireesh Appajosyula, as the Managing Member of each of Highpoint Pharmaceuticals LLC and Channel BioConsulting LLC, has voting and dispositive power over the securities. The address of Highpoint Pharmaceuticals LLC is 16192 Coastal Highway, Lewes, DE 19958. The address of Channel BioConsulting LLC is 2 Linden Court, Holmdel, NJ 07733.

(2)	Represents (i) 944,420 shares of common stock held by Gravitas Capital LP; (ii) warrants to purchase up to 679,850 shares of common stock held by Gravitas Capital LP; (iii) warrants to purchase 127,762 shares of common stock held by Entourage Capital Partners LLC, (iv) 190,000 shares of common stock issuable upon exercise of options held directly by Mr. LoPriore. Vincent LoPriore, as Managing Member of Gravitas Capital LP, has voting and dispositive power over the securities. The address of Gravitas Capital LP is 34 Shrewsbury Ave, Red Bank, NJ, 07701. Vincent LoPrior, as majority member of Entourage Capital Partners LLC has voting and dispositive power over the securities. The address of Entourage Capital Partners LLC is 34 Shrewsbury Ave, Red Bank, NJ, 07701

(3)	Represents (i) 101,351 shares of common stock held by Stetz Belgiovine CPA 401K F/B/O Gary S. Stetz; and (iii) 234,526 shares of common stock issuable upon exercise of options held directly by Mr. Stetz. Gary S. Stetz is the trustee of Stetz Belgiovine CPA 401K F/B/O Gary S. Stetz and in such capacity has the right to vote and dispose of the securities held by such entity. The address of Stetz Belgiovine CPA 401K F/B/O Gary S. Stetz is 155 Pompton Ave, Suite 204, Verona, NJ 07044.

(4)	Represents 67,500 shares of common stock issuable upon the exercise of options held directly by Mr. Kahler.

(5)	Represents (i) 2,565,623 shares of common stock, and (ii) 14,692,605 shares of common stock issuable upon exercise of pre-funded warrants held by SBI Middlefield Investment Limited, subject to restrictions which include a 9.99% blocker. SBI Middlefield Investment Limited is a wholly-owned subsidiary of SBI Holdings, Inc., a publicly traded company, and voting and investment control is exercised through its corporate governance structure. The address of SBI Middlefield Investment Limited is Conyers Trust Company (Cayman) Limited, Cricket Square, Hutchins Drive, P.O. Box 2681 Grand Cayman, KY1-1111, Cayman Islands.

(6)	DRW Canton Investments LLC reports 5,717,900 shares of common stock beneficially owned, consisting of (i) 1,626,016 shares of common stock and (ii) 4,091,884 shares of common stock issuable upon the exercise of warrants within the next sixty (60) days. The aggregate amount beneficially owned does not consist of 11,030,067 shares of Common Stock, issuable upon the exercise of the warrants because the warrants are subject to restrictions which include a 9.99% blocker. DRW Holdings, LLC is the member of and the direct holder of 99% membership interest in Cumberland SV LLC, which is the sole member of DRW Canton Investments LLC and, as such, may be deemed to beneficially own the shares held by DRW Canton Investments LLC. Donald R. Wilson, Jr is the manager and has voting and investment control of DRW Holdings, LLC and may be deemed the beneficial owners of such shares. The address of DRW Canton Investments LLC is 540 W. Madison St., Ste. 2500, Chicago, IL 60661.

(7)	Based solely on a Schedule 13G filed on January 30, 2026, Broadridge Securities Processing Solutions LLC reported 4,187,548 shares of common stock beneficially owned, consisting of 4,187,548 shares of common stock issuable upon the exercise of warrants within the next sixty (60) days. The aggregate amount beneficially owned does not consist of 13,070,680 shares of common stock, issuable upon the exercise of the warrants because the warrants are subject to restrictions which include a 9.99% blocker. Broadridge Financial Solutions, Inc., as the parent company of Broadridge Securities Processing Solutions, LLC, has voting and dispositive power over the securities. The address of Broadridge Securities Processing Solutions, LLC is 2 Gateway Center, Newark, New Jersey 07102. .

(8)	Represents (i) 1,626,016 shares of common stock; and (ii) 14,780,325 shares of common stock issuable upon exercise of pre-funded warrants, subject to restrictions which include a 9.99% blocker. Suna Said has voting and investment control of the shares held by Legacy Worldwide Investments II Ltd. and may be deemed the beneficial owner of such shares. The address of Legacy Worldwide Investments II Ltd. is Jayla Place, Wickham Cay, Road Town, VG1110, Tortola, British Virgin Islands.

(9)	Represents (i) 1,626,016 shares of common stock; and (ii) 13,495,935 shares of common stock issuable upon exercise of pre-funded warrants, subject to restrictions which include a 9.99% blocker. Digital Asset (US) Corp. is wholly-owned by Digital Asset Holdings, LLC, a Delaware limited liability company (“DAH LLC”). DAH LLC does not have a control person. It is owned by a disparate group of shareholders, none of whom directly or indirectly, alone or with others, has power to vote or dispose of the securities. The address of Digital Asset (US) Corp. is 107 Greenwich St., 17th Fl., New York, NY 10006.

(10)	Based solely on a Schedule 13G filed on January 30, 2026, the entities affiliated with LCV Blockchain Management, LLC reported beneficial ownership of (i) 757,724 shares of common stock held by LCV Fund III, L.P, (ii) 3,207,035 shares of common stock held by LCV Fund III, L.P. issuable upon the exercise of the warrants within the next sixty (60) days, and (iii) 4,044,927 shares of common stock held by LCV Fund VIII, L.P. issuable upon the exercise of the warrants within the next sixty (60) days. It does not consist of (i) 8,282,625 shares of common stock held by LCV Fund VIII, L.P. issuable upon the exercise of the warrants and (ii) 975,917 shares of common stock held by LCV Fund III, L.P. issuable upon the exercise of the warrants because the warrants are subject to restrictions which include a 9.99% blocker. LCV GP III, L.L.C. is the general partner of LCV Fund III GP, L.P., which is the general partner of LCV Fund III, L.P. and, as such, may be deemed to beneficially own the shares held by LCV Fund III, L.P. LCV GP VIII, L.L.C. is the general partner of LCV Fund VIII, L.P. and, as such, may be deemed to beneficially own the shares held by LCV Fund VIII, L.P. LCV GP III, L.L.C. and LCV GP VIII, L.L.C. are under common control by LCV Blockchain Management, L.L.C. and, as such, LCV Blockchain Management, L.L.C. may be deemed to beneficially own the shares held by LCV Fund III GP, L.P. and LCV Fund VIII, L.P. Murtaza S. Akbar and Emil Woods share voting and investment control of LCV Fund III, L.P. and LCV Fund VIII, L.P. (together, the “LCV Funds”) through the general partner entities of the LCV Funds and may be deemed the beneficial owners of such shares. The address of the LCV Funds is Attn: Murtaza Akbar, 120 East 16th Street, 12th floor, New York, NY 10003.

(11)	Represents (i) 3,405,077 shares of common stock; and (ii) 6,351,021 shares of common stock issuable upon exercise of pre-funded warrants, subject to restrictions which include a 9.99% blocker. Claudio X. Gonzalez Laporte has voting and investment control of the shares held by CXGL Holdings LP and may be deemed the beneficial owner of such shares. The address of CXGL Holdings LP is 1957 Laughlin Park Dr., Los Angeles, CA, 90027, USA.

(12)	Represents 8,194,959 shares of common stock issuable upon exercise of pre-funded warrants. Melvis Langyintuo has voting and investment control of the shares held by Canton Foundation and may be deemed the beneficial owner of such shares. The address of Canton Foundation is 2810 N Church St PMB 57274, Wilmington, Delaware, 19802.

(13)	Represents 8,129,756 shares of common stock issuable upon exercise of pre-funded warrants. Tradeweb Markets Inc. has voting and investment control of the shares held by Tradeweb Markets LLC and may be deemed the beneficial owner of such shares. The address of Tradeweb Markets LLC is 245 Park Avenue, New York, NY 10167.

(14)	Represents 6,631,782 shares of common stock issuable upon exercise of pre-funded warrants. New Infrastructure I, LLC is a subsidiary of Lennar Corporation. The address of New Infrastructure I, LLC is 5505 Blue Lagoon Drive, Miami, Florida 33126.

(15)	Based solely on a Schedule 13G filed on December 31, 2025, Ark Venture Fund reported 3,252,033 shares of common stock beneficially owned. Catherine D. Wood has voting and dispositive power over the securities held by ARK Venture Fund and may be deemed the beneficial owner of such shares. The address of ARK Venture Fund is 200 Central Ave Suite 220, St. Petersburg FL 33701.

(16)	Represents (i) 2,412,210 shares of common stock; and (ii) 728,828 shares of common stock issuable upon exercise of warrants held directly by Mr. Rickell.

(17)	Represents 3,024,390 shares of common stock issuable upon exercise of pre-funded warrants held directly by Mr. Mizuhara.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

SEC rules require us to disclose any transaction since the beginning of our last fiscal year, or any currently proposed transaction in which we are a participant in which the amount involved exceeded or will exceed $120,000 and in which any related person has or will have a direct or indirect material interest. A related person is any executive officer, director, nominee for director, or holder of 5% or more of our common stock, or an immediate family member of any of those persons.

PIPE Investments

On June 20, 2025, the Company completed a private placement transaction (the “June 2025 PIPE”) in connection with certain securities purchase agreement, dated as of June 13, 2025 (the “Purchase Agreement”), with certain institutional investors (the “Purchasers”) for the issuance of an aggregate of (i) 1,551,351 shares of the common stock (the “June 2025 PIPE Shares”), (ii) pre-funded warrants (the “June 2025 Pre-Funded Warrants”) to purchase up to 137,838 shares of the Company’s common stock at an exercise price of $0.001 per share, (iii) Series A warrants (the “June 2025 Series A Warrants”) to purchase up to 1,689,189 shares of the Company’s common stock, at an exercise price of $1.29 per share of common stock and (iv) Series B warrants (the “June 2025 Series B Warrants”, together with the PIPE Shares, the Pre-Funded Warrants and the Series A Warrants, the “Acquired Securities”) to purchase up to 844,570 shares of the Company’s common stock at an exercise price of $3.00 per share of common stock. The Acquired Securities were issued in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, as well as applicable state securities law exemptions. President Street Global acted as the private placement agent in connection with the June 2025 PIPE and received warrants to purchase up to 326,750 shares of the Company’s common stock.

In connection with the Closing, certain director and executive officer of the Company participated in the June PIPE on the same terms as other purchasers. The Company’s then-serving Chief Executive Officer agreed to purchase 60,806 shares of common stock, Series A Warrants to purchase up to 60,806 shares of common stock, and Series B Warrants to purchase up to 30,403 shares of common stock. The Company’s Chairman of the Board at that time, who is affiliated with President Street Global, agreed to purchase an aggregate of 337,338 shares of common stock, Series A Warrants to purchase up to 337,838 shares of common stock, and Series B Warrants to purchase up to 168,918 shares of common stock.

On November 6, the Company completed a previously announced private placement transaction (the “Cash Offering”) in connection with certain securities purchase agreements, dated as of November 3, 2025, for the issuance of an aggregate of 25,966,048 shares of common stock, certain pre-funded warrants to purchase 6,351,021 shares of common stock and the Cryptocurrency Pre-Funded Warrants to purchase 145,105,094 shares of common stock (the “Cryptocurrency Offering”). In connection with the offerings, the Board approved cash bonus to the Company’s then Chairman of the Board of $2.05 million, and our prior Interim Chief Financial Officer of $1.9 million.

Strategic Advisors Warrants

On November 3, 2025, the Company entered into the Strategic Advisor Agreement to issue to certain strategic advisors (the “Strategic Advisors”, and the Strategic Advisor that is party to the Strategic Advisor Agreement, the “Lead Strategic Advisor”) warrants to purchase shares of common stock (the “Strategic Advisor Warrants”) equal to 5.00% of the aggregate number of shares of common stock of the Company on a fully diluted basis (including all outstanding shares of common stock, and shares of common stock issuable pursuant to outstanding options, warrants and other convertible securities) sold in such offering at an exercise price of $0.001. The shares of common stock issuable upon exercise of the Strategic Advisor Warrants are referred to therein as the “Strategic Advisor Warrant Shares”. The Strategic Advisor Warrants become vested and exercisable on January 30, 2026, upon stockholders’ approval. The Strategic Advisor Warrants are not transferable. Each Strategic Advisor agreed not to sell, transfer, pledge, hedge, or otherwise dispose of any common stock issued upon the exercise of the Strategic Advisor Warrants for a period of one hundred eighty (180) days after the closing date of the offerings, except that the Strategic Advisors may each transfer such common stock without regard to such lock-up period (i) to its respective affiliates that agree in writing to be bound by the remainder of such lock-up period, or (ii) with the Company’s prior written consent. Mr. Toomey and Mr. Wendland were affiliated with the Strategic Advisors at the time of executing the Strategic Advisor Agreement.

Other Transactions

During the year ended December 31, 2025, the Company made a $50,000 contribution to a not-for-profit organization, of which the co-founder and president is a former board member.

During the year ended December 31, 2025, the Company purchased $77,572,536 of CC in OTC transactions from a affiliate cryptocurrency liquidity provider, which is controlled by certain shareholder of the Company with more than 5% of our common stock.

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

Director Independence

Our common stock is listed on The Nasdaq Capital Market. Under the rules of the Nasdaq Stock Market, independent directors must constitute a majority of a listed company’s Board of Directors. In addition, the rules of the Nasdaq Stock Market require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committee must be an “independent director.” Under the rules of the Nasdaq Stock Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Additionally, compensation committee members must not have a relationship with the listed company that is material to the director’s ability to be independent from management in connection with the duties of a compensation committee member.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (ii) be an affiliated person of the listed company or any of its subsidiaries.

Our Board of Directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board of Directors determined that Clay Kahler, Gary Stetz, Jill Sommers, and William Wiley qualify as “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq Stock Market. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each directors’ business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and any affiliates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2025 and 2024, respectively, by Rosenberg Rich Baker Berman, P.A. (“RRBB”).

	2025	2024

Audit fees	$187,705	$169,500
Audit related fees	$-	5,325
Tax fees	-	-
All other fees	-	-
Total	$187,705	$174,825

Audit Fees: Audit fees consist of fees billed for the professional services rendered to us for the audit of our annual consolidated financial statements for the years ended December 31, 2025 and 2024, reviews of the quarterly financial statements during the periods, the issuance of consent and comfort letters in connection with registration statement filings, and all other services that are normally provided by the accounting firm in connection with statutory and regulatory filings and engagements.

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

Approval Policies and Procedures

In accordance with Sarbanes-Oxley, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. During the years ended December 31, 2025 and 2024, all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

(1)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2026)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2026)
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2021)
4.3	Description of the Registrant’s Securities (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023)
4.4	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024)
4.5	Form of Common Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024)
4.6	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024)
4.7	Form of Common Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024)
4.8	Form of Pre-Funded Warrant Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2025)
4.9	Form of Series A Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2025)
4.10	Form of Series B Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2025)
4.11	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2025)
4.12	Form of Common Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2025)
4.13	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2025)
4.14	Form of Common Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2025)
4.15	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2025)
10.1+	Hillstream BioPharma, Inc. 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 27, 2021)
10.2+	Hillstream BioPharma, Inc. 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 22, 2022)
10.3+	Tharimmune, Inc. 2023 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 2, 2023)
10.4+	Tharimmune Inc. Amended and Restated 2023 Omnibus Equity Incentive Plan (Incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A for the Company’s 2024 annual meeting of stockholders filed with the SEC on March 21, 2024)
10.5+	Certificate of Amendment to Tharimmune, Inc. Amended and Restated 2023 Omnibus Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s 2025 annual meeting of stockholders filed with the SEC on April 30, 2025)
10.6+	First Amendment to Tharimmune, Inc. Amended and Restated 2023 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 9, 2025)
10.7#	Patent License Agreement by and between the Company and Avior Inc. dba Avior Bio dated November 3, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2023)
10.8#	Research and Development Collaboration and License Agreement by and between the Company and Applied Biomedical Science Institute dated July 5, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)

10.9	Patent License Agreement by and between the Company and Intract Pharma Limited dated September 11, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2024)
10.10	Form of Securities Purchase Agreement, dated June 13, 2024, by and between Tharimmune, Inc. and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2025)
10.11+	Settlement and General Release Agreement by and between the Company and Randy Milby dated June 11, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025)
10.12+	Amended and Restated Employment Agreement by and between the Company and Sireesh Appajosyula dated June 11, 2025 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025)
10.13+	Employment Agreement by and between the Company and Vincent LoPriore dated June 11, 2025 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025)
10.14	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2025)
10.15	Placement Agency Agreement dated July 23, 2025 by and between Tharimmune, Inc. and President Street Global, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2025)
10.16	Form of Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2025)
10.17	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2025)
10.18	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2025)
10.19	Placement Agency Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2025)
10.20	Form of Cash Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 5, 2025)
10.21	Form of Cryptocurrency Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 5, 2025)
10.22	Form of Strategic Advisory Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 5, 2025)
10.23	Form of Cash Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2025)
10.24	Form of Cryptocurrency Securities Purchase Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 5, 2025)
10.25	Form of Lock-up Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 5, 2025)
10.26	Strategic Advisory Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 5, 2025)
10.27+	Employment Agreement between the Company and Mark Wendland (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 5, 2025)
10.28+	Employment Agreement between the Company and Mark Toomey (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 5, 2025)
10.29	Sales Agreement, dated as of November 6, 2025, among the Company and Clear Street LLC and President Street Global, LLC, as Agents (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 7, 2025)
10.30+	Employment Agreement with Jacob Asbury, dated December 10, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2025)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2022)
19.1	Insider Trading Policy
21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023)
23.1*	Consent of Rosenberg Rich Baker Berman P.A.
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	Tharimmune, Inc. Clawback Policy (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2024)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan or arrangement.

# Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because such information is both not material and is the type that the Company treats as private or confidential.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March,2026.

CANTON STRATEGIC HOLDINGS, INC.

/s/ Mark Wendland
Mark Wendland
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mark Wendland as his or her attorney-in-fact, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Wendland	Chief Executive Officer and Chairman of the Board of Directors	March 31, 2026
Mark Wendland	(Principal Executive Officer)

/s/ Jacob Asbury	Chief Financial Officer	March 31, 2026
Jacob Asbury	(Principal Financial and Accounting Officer)

/s/ Jill Sommers	Director	March 31, 2026
Jill Sommers

/s/ William Wiley	Director	March 31, 2026
William Wiley

/s/ Vincent LoPriore	Director	March 31, 2026
Vincent LoPriore

/s/ Sireesh Appajosyula	Director	March 31, 2026
Sireesh Appajosyula

/s/ Gary Stetz	Director	March 31, 2026
Gary Stetz

/s/ Clay Kahler	Director	March 31, 2026
Clay Kahler

CANTON STRATEGIC HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Canton Strategic Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Canton Strategic Holdings, Inc., formerly known as Tharimmune, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosenberg Rich Baker Berman P.A.

Somerset, New Jersey

March 31, 2026

CANTON STRATEGIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS

Current assets
Cash	$17,032,748	$3,559,361
Prepaid expenses and other current assets	353,318	45,263
Deferred offering costs	-	117,000

Total current assets	17,386,066	3,721,624

Digital assets	501,760,369	-

Total assets	$519,146,435	$3,721,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,090,274	$1,089,666
Accrued expenses	2,196,090	1,324,316

Total current liabilities	3,286,364	2,413,982

Deferred tax liability	117,934,191	-

Total liabilities	121,220,555	2,413,982

Commitments and contingencies (see Note 8)

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value, 1,000,000,000 and 250,000,000 shares authorized as of December 31, 2025 and 2024, respectively, 37,112,466 shares and 1,973,999 shares issued and 37,112,220 shares and 1,973,753 shares outstanding as of December 31, 2025 and 2024, respectively	3,711	198
Additional paid-in capital	470,809,478	38,278,503
Accumulated deficit	(72,817,344)	(36,901,094)
Treasury stock, at cost, 246 shares held in treasury as of December 31, 2025 and 2024	(69,965)	(69,965)

Total stockholders’ equity	397,925,880	1,307,642

Total liabilities and stockholders’ equity	$519,146,435	$3,721,624

The accompanying notes are an integral part of these consolidated financial statements.

CANTON STRATEGIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024

Operating expenses
Research and development	$3,073,964	$6,392,097
General and administrative	17,032,102	6,041,695

Total operating expenses	20,106,066	12,433,792

Loss from operations	(20,106,066)	(12,433,792)

Other income (expense)
Interest expense	(28,345)	(13,684)
Interest income	41,410	249,908
Unrealized loss from digital assets holdings	(22,010,362)	-

Total other income (expense), net	(21,997,297)	236,224

Total loss before income taxes	(42,103,363)	(12,197,568)

Provision (benefit) for income taxes	(6,187,113)	-
Net loss	$(35,916,250)	$(12,197,568)

Net loss per share:
Basic and diluted	$(1.12)	$(9.41)

Weighted average number of common shares outstanding:
Basic and diluted	32,049,310	1,296,290

The accompanying notes are an integral part of these consolidated financial statements.

CANTON STRATEGIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Total

Balance, December 31, 2023	884,720	89	33,904,749	(24,703,526)	246	(69,965)	9,131,347

Stock issuance pursuant to services agreement	3,334	1	20,549	-	-	-	20,550

Private investments in public equity offering, net of issuance costs	677,581	68	3,642,193	-	-	-	3,642,261

At-the-market offering, net of issuance costs	40,000	4	73,185	-	-	-	73,189

Issuance costs related to Form S-3 Registration Statement	-	-	(72,450)	-	-	-	(72,450)

Cashless exercise of pre-funded warrants, net of cancellation	368,364	36	(36)	-	-	-	-

Net loss	-	-	-	(12,197,568)	-	-	(12,197,568)

Stock based compensation	-	-	710,313	-	-	-	710,313

Balance, December 31, 2024	1,973,999	$198	$38,278,503	$(36,901,094)	246	$(69,965)	$1,307,642

Registered direct public offerings, net of issuance costs of $793,005	620,108	62	6,296,947	-	-	-	6,297,009

Private investment in public equity offerings, net of issuance costs of $568,740	2,192,541	219	3,325,064	-	-	-	3,325,283

Cash and cryptocurrency private investment in public equity offering, net of issuance costs of $8,470,300 and deferred tax liability of $124,121,304	25,966,048	2,597	412,972,599	-	-	-	412,975,196

At-the-market offerings, net of issuance costs	1,821,158	182	5,363,627	-	-	-	5,363,809

Cashless exercise of pre-funded warrants	2,358,145	236	(236)	-	-	-	-

Cashless exercise of common warrants	697,915	70	(70)	-	-	-	-

Exercise of common warrants	941,252	94	1,538,706	-	-	-	1,538,800

Exercise of options	125,000	12	166,238	-	-	-	166,250

Restricted stock unit issuance pursuant to service agreements	410,000	40	(40)	-	-	-	-

Issuance costs related to registrations, SEC fees, exercise fees, and other fees	-	-	(218,180)	-	-	-	(218,180)

Stock issuance pursuant to termination agreement	6,300	1	8,252	-	-	-	8,253

Stock issuance pursuant to bonus liability	-	-	200,212	-	-	-	200,212

Net loss	-	-	-	(35,916,250)	-	-	(35,916,250)

Stock based compensation	-	-	2,877,856	-	-	-	2,877,856

Balance, December 31, 2025	37,112,466	$3,711	$470,809,478	$(72,817,344)	246	$(69,965)	$397,925,880

The accompanying notes are an integral part of these consolidated financial statements.

CANTON STRATEGIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(35,916,250)	$(12,197,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss from digital assets holdings	22,010,362	-
Deferred tax benefit	(6,187,113)	-
Writeoff of deferred offering costs	92,168	-
Stock based compensation	2,877,856	710,313
Stock issuance pursuant to services agreement	8,253	20,550
Increase in operating assets:
Prepaid expenses and other current assets	(308,055)	(34,222)
Increase in operating liabilities:
Accounts payable	222,477	181,089
Accrued expenses	1,071,986	417,847
Net cash used in operating activities	(16,128,316)	(10,901,991)

Cash flows from investing activities:
Purchase of digital assets	(77,572,567)	-
Net cash used in investing activities	(77,572,567)	-

Cash flows from financing activities:
Proceeds from issuance of common stock upon private investment in public equity offerings	3,725,003	4,104,161
Proceeds from issuance of common stock upon registered direct public offerings	7,090,014	-
Proceeds from issuance of common stock upon cash and cryptocurrency private investment in public equity offering	99,368,636	-
Proceeds from issuance of common stock upon at-the-market offerings	5,489,238	83,568
Proceeds from exercise of common stock warrants	1,538,800	-
Proceeds from exercise of options	166,250	-
Payment of deferred offering costs and other issuance costs	(9,981,802)	(661,729)
Proceeds from insurance premium financing liability	285,178	393,960
Repayment of insurance premium financing liability	(285,178)	(393,960
Repayments of note payable	(221,869)	-

Net cash provided by financing activities	107,174,270	3,526,000

Net increase (decrease) in cash	13,473,387	(7,375,991

Cash, beginning of period	3,559,361	10,935,352

Cash, end of period	$17,032,748	$3,559,361

Cash paid for interest expense	$28,345	$13,684

Supplemental disclosure of non-cash financing activities:
Placement agent warrants as issuance costs of private investment in public equity offerings	$169,019	$154,983

Amortization of deferred offering costs from ATM offering	$24,832	$-

Reduction of premium related to insurance premium financing	$101,102	$-

Issuance of note payable for settlement of previously incurred professional fees	$314,485	$-

Forgiveness of note payable principal	$92,616	$-

Issuance of options to settle liability	$200,212	$-

Digital assets received in cash and cryptocurrency private investment in public equity offering	$446,198,164	$-

The accompanying notes are an integral part of these consolidated financial statements.

CANTON STRATEGIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Liquidity

Nature of Operations

Canton Strategic Holdings, Inc., formerly known as Tharimmune, Inc. (“Canton Strategic,” “Tharimmune,” or the “Company”) was incorporated on March 28, 2017, as a Delaware C-corporation. At December 31, 2025, Tharimmune had one wholly-owned subsidiary: Gravitas Life Sciences, Inc. (“Gravitas”), formerly known as Hillstream Oncology, Inc.

New Digital Asset Treasury Strategy

On November 6, 2025, in connection with a private placement with certain accredited investors (see Note 5 to the consolidated financial statements), Canton Strategic Holdings, Inc. announced the launch of a digital asset treasury strategy, pursuant to which the Company became the first publicly traded company to leverage Canton Coin (“CC”) and support the Canton Network to advance institutional blockchain adoption and the digitization of financial markets.

Under the new treasury policy and strategy, the principal holding in our treasury reserve on the balance sheet will be allocated to digital assets, primarily CC by applying a public-market treasury model to an asset that is believed to be earlier in its lifecycle, structurally reflexive, and underexposed as compared to other digital assets. The planned approach involves acquiring CC directly through operation as a Super Validator and run additional Validators on the Canton Network as a mechanism to obtain additional CC.

In addition to operating the Company’s previous clinical-stage biotechnology business, management will focus its resources on the new treasury policy and a significant portion of the balance sheet will be allocated to holding CC digital assets in the digital asset treasury.

On February 18, 2026, in conjunction with this strategy, the Company changed its name from Tharimmune, Inc. to Canton Strategic Holdings, Inc, pursuant to an amended and restated Certificate of Incorporation filed with the Delaware Secretary of State.

Clinical-stage Biotechnology Business

As a subsidiary of Canton Strategic, Gravitas is a clinical-stage biotechnology company developing therapeutic candidates in immunology and inflammation conditions with high unmet need. On November 3, 2023, Gravitas entered into a patent license agreement (the “Avior License Agreement”) with Avior Inc. d/b/a Avior Bio, LLC (“Avior”) pursuant to which it received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize GV104 and to practice the Licensed Technology in connection with the foregoing, throughout the world (each as defined in the Avior License Agreement). In February 2023, the U.S. Food and Drug Administration (“FDA”) approved an investigational new drug (“IND”) application for GV104. GV104 has a dual mechanism of action by affecting multiple receptors, known to suppress chronic, debilitating pruritus or “uncontrollable itching.” With respect to GV104, Gravitas originally intended to first seek approval for the treatment of moderate to severe chronic pruritus in patients with primary biliary cholangitis (“PBC”), an orphan rare form of liver disease with no known cure in which more than 70% of patients suffer from debilitating chronic pruritic. Gravitas engaged and received positive feedback in March 2025 from the FDA regarding the additional proposed indication of temporary prophylaxis of respiratory and/or nervous system depression in military personnel and chemical incident responders entering an area contaminated with high-potency opioids (“PrHPO”), for which it submitted a Pre-Investigational New Drug Application(“PIND”). With respect to the PIND for this additional proposed indication for GV104, Gravitas received positive feedback from the FDA regarding a regulatory pathway that will allow it to submit a 505(b)(2) New Drug Application (“NDA”) for GV104. The FDA advised that Gravitas will need to perform additional nonclinical studies (i.e., in vitro toxicology studies), but the FDA confirmed that it does not believe any additional clinical trials will be required to define the prophylactic dosing window prior to IND or NDA submission for this indication, which Gravitas expects will be the lead program. Gravitas intends to pursue the pruritus in PBC indication subsequent to the nearer term opportunity of filing an NDA for PrHPO. Gravitas intends to conduct a capital efficient strategy to file an NDA for PrHPO, which involves actively progressing its Chemistry, Manufacturing, and Controls (“CMC”) plan to meet the stringent requirements for filing an NDA with the FDA. This comprehensive plan encompasses all aspects of the manufacturing process, quality control measures, and product stability to ensure the consistent production of a high-quality buccal film formulation known as GV104.

On September 11, 2024, Gravitas entered into a Patent License Agreement (the “Intract Agreement”) with Intract Pharma Limited(“Intract”), pursuant to which Gravitas exclusively licensed INT-023/TH023, an oral anti-Tumor Necrosis Factor-alpha (TNF-α) monoclonal antibody infliximab. Infliximab is a purified, recombinant DNA-derived chimeric IgG monoclonal antibody protein that contains both murine and human components that inhibit tumor TNF-α. Under the terms of the Intract Agreement, Gravitas licensed global development and commercialization rights (outside of South Korea) to Intract’s Soteria® and Phloral® delivery platform along with an existing supply agreement for infliximab to be used in the oral product development program.

Gravitas has developed an early-stage pipeline of novel therapeutic candidates targeting validated high value immuno-oncology(“IO”) targets including human epidermal growth factor (“EGF”) receptor 2 (“HER2”), human EGF receptor 3 (“HER3”) and programmed cell death protein 1 (“PD-1”). Gravitas is developing antibodies including bispecific antibodies and small molecular weight bovine-derived “knob” domains which have the potential to target and bind more tightly to “undruggable” epitopes differently than full sized antibodies. Gravitas is advancing HS1940, a bispecific biologic against both PD-1 and vascular endothelial growth receptor antibody which targets both receptors. We have also developed HS3215, a bispecific antibody against both HER2 and HER3which targets a novel “bridging epitope” encompassing multiple domains of the HER2 extracellular domain (“ECD”) as well as ligand-dependent and independent blocking of the ECD of HER3.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

During the year ended December 31, 2024, the Company incurred operating losses in the amount of approximately $12.4 million, expended approximately $10.9 million in net cash used in operating activities, and had an accumulated deficit of approximately $36.9 million as of December 31, 2024. Through December 31, 2024, the Company had primarily financed its operations through public and private offerings of its equity securities. Based on the Company’s limited operating history, recurring negative cash flows from operations, current plans and available resources, and the need for substantial additional funding to support future operating activities, the Company concluded that the prevailing conditions and ongoing liquidity risks raised substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2024.

For the year ended December 31, 2025, the company raised funds through public and private offerings of its equity securities, including the November 2025 cash and cryptocurrency private placement offering raising approximately $537 million in net proceeds (See Note 5).

As a result of the fundraising activity during the year ended December 31, 2025 the Company has strengthened its financial condition which alleviates doubt about the Company’s ability to continue as a going concern and the Company expects to meet obligations for at least the next twelve months.

Other Risks and Uncertainties

There can be no assurance that Gravitas’ products, if approved, will be accepted in the marketplace, nor can there be any assurance that any future products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed, if at all. Gravitas is subject to risks common to biopharmaceutical and biotechnology companies including, but not limited to, the development of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, uncertainty of market acceptance of products and the need to obtain additional financing. Gravitas is dependent on third party suppliers. Gravitas’ products require approval or clearance from the FDA prior to commencing commercial sales in the United States. Approvals or clearances are also required in foreign jurisdictions in which Gravitas may license or sell its products. There can be no assurance that Gravitas’ products will receive all of the required approvals or clearances.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company operates in two reportable segments.

Reverse Stock Splits

On May 24, 2024, the Company effectuated a reverse split of shares of its common stock at a ratio of 1-for-15 pursuant to an amendment to the Company’s Certificate of Incorporation, as amended, filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. The par value of the Company’s common stock was not adjusted as a result of the reverse split. All issued and outstanding common stock share and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect the reverse split for all periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of Canton Strategic and its wholly-owned subsidiary, Gravitas. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Areas of the consolidated financial statements where estimates may have the most significant effect include fair value of cryptocurrency, research and development expense recognition, valuation of common shares and share-based compensation, allowances of deferred tax assets, valuation of debt related instruments, and cash flow assumptions regarding going concern considerations. Although management believes the estimates that have been used are reasonable, actual results could vary from the estimates that were used.

Segment Reporting

As a result of the Company’s new digital asset treasury strategy, the Company now has two reportable segments: digital assets and clinical stage bio-technology. The digital assets segment operates a CC-centric digital asset treasury strategy. The clinical stage bio-technology segment develops therapeutic candidates for rare, inflammatory and oncologic conditions. See Note 10 for additional information on the Company’s segments.

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

Digital Assets

The Company accounts for its digital assets, which are comprised of CC, as indefinite-lived intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-60, Intangibles—Goodwill and Other-Crypto Assets. The Company’s digital assets are initially recorded at cost and subsequently measured at fair value with the gain or loss associated with remeasurement of the digital assets recognized in net income (loss) during each reporting period. Upon disposal of a digital asset (e.g., by sale, exchange or transfer), the Company derecognizes the asset and recognizes a realized gain or loss in net income, calculated as the difference between the sale proceeds and the asset’s carrying amount.

The fair value of the Company’s digital assets is determined based on quoted prices in its principal market at the time of measurement. The Company determines its principal market as the market that it has access to and has the greatest volume and level of orderly transactions in accordance with FASB ASC 820, Fair Value Measurement. The Company tracks the cost of its digital assets using the first-in-first-out (FIFO) method. During the year ending December 31, 2025, the Company had an unrealized loss from digital assets holdings of $22.0 million.

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

The Company applies ASC 820 in the valuation of CC held by the Company for financial statement purposes. The fair value of CC uses Level 1 inputs to reflect the price that would be received for CC in a current sale, which assumes an orderly transaction between market participants on the measurement date in CC’s “principal market,” or in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Company determines its principal market (or in the absence of a principal market, the most advantageous market) on a periodic basis to determine which market is its principal market for the purpose of calculating fair value for the creation of quarterly and annual financial statements. Issuer-specific events, market trends, bid/ask quotes of brokers and information providers and other data may be reviewed in the course of making a good faith determination of the digital asset’s fair value.

Deferred Offering Costs

Deferred offering costs consists primarily of legal, accounting, underwriters’ fees, printing, and filing fees that are incurred prior to an offering of the Company’s common stock and are initially capitalized and then subsequently reclassified to additional paid-in capital upon completion of the offering. If an offering is not completed, any associated offering costs will be expensed immediately upon termination of the offering. Effective August 31, 2025, the ATM Agreement was terminated and as a result, $92,168 in deferred offering costs were written off. At December 31, 2025 and 2024, there were $-0- and $117,000 in deferred offering costs associated with the ATM Agreement, respectively.

Insurance Premium Financing Liability

In January 2024, the Company entered into an insurance premium financing agreement for $492,450, with a term of 10 months and an annual interest rate of 7.5%. The Company made a down payment of $98,490 and is required to make monthly principal and interest payments of $40,763 over the term of the agreement, which was repaid in full in November 2024.

In January 2025, the Company entered into an insurance premium financing agreement for $386,280, with a term of 10 months and an annual interest rate of 7.15%. The Company made a down payment of $77,356 and was required to make monthly principal and interest payments of $31,914 over the term of the agreement. During the quarter ended June 30, 2025, the Company reduced its insurance coverage, effectively reducing premiums. The Company received a refund of $101,102, which was applied against the insurance premium financing agreement. As a result, monthly principal and interest payments were reduced to $17,471 and the insurance premium financing liability was repaid in full in November 2025.

Retirement Plan

The Company has a 401(k) defined contribution plan which covers all employees that meet the plan’s eligibility requirements. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company makes a discretionary match which is currently equal to 3% of employee contributions. Total company contributions to the plan were $15,736 and $6,793 for the years ended December 31, 2025 and 2024, respectively.

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

The Company follows the guidance in FASB ASC Subtopic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more-likely-than-not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. At December 31, 2025 and 2024, the Company had no unrecognized uncertain income tax positions, and therefore no amounts have been recognized in the consolidated financial statements.

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

Potentially dilutive securities not included in the computation of loss per share for the years ended December 31, 2025 and 2024 are as follows:

	For the years ended December 31,
	2025	2024
Outstanding options to purchase common stock	657,042	108,955
Warrants to purchase shares of common stock, IPO	500	500
Warrants to purchase shares of common stock, May 2023 offering	424	424
Warrants to purchase shares of common stock, November 2023 offering	20,000	20,000
Warrants to purchase shares of common stock, June 2024 PIPE	100,341	329,771
Warrants to purchase shares of common stock, December 2024 PIPE	163,048	480,721
Placement agent warrants, June 2024 PIPE	39,573	39,573
Placement agent warrants, December 2024 PIPE	57,687	57,687
Warrants to purchase shares of common stock, June 2025 PIPE	1,594,570	-
Warrants to purchase shares of common stock, July 2025 PIPE	45,592	-
Placement agent warrants, June 2025 PIPE	177,362	-
Placement agent warrants, July 2025 PIPE	52,128	-
Warrants to purchase shares of common stock, July 2025 RDO	744,522
Strategic advisor warrants, November 2025 offering	10,318,215	-
Total potentially dilutive securities	13,971,004	1,037,631

In addition, all common share amounts as of December 31, 2025 and 2024 and per share amounts for the years ended December 31, 2025 and 2024 have been retroactively adjusted to reflect a 1-for-15 reverse stock split of the Company’s common stock effectuated on May 24, 2024.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This standard requires certain crypto assets meeting defined criteria to be measured at fair value each reporting period with changes in fair value recognized in net income, presented separately from other intangible assets and accompanied by enhanced disclosures. This standard was effective for fiscal years beginning after December 15,2024, with early adoption permitted. The Company adopted this standard during the year ended December 31, 2025 in conjunction with its new treasury strategy. Since the Company held no digital assets until November 2025, the adoption of this standard had no impact to prior reported financial statements and no cumulative adjustment to retained earnings was required or recorded.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires expanded segment reporting and disclosure and is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance in the year ended December 31, 2025 as it previously did not have multiple reportable segments. This standard did not have a material impact on its financial statements other than enhanced disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which expands income tax footnote disclosure requirements, including rate reconciliation and income taxes paid disclosures. The standard is effective for fiscal years beginning after December 15, 2024. The ASU affects disclosure only and does not impact the recognition or measurement of income taxes under ASC 740. Accordingly, adoption of ASU 2023-09 had no impact on the Company’s current year income tax provision.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03 for non-calendar year-end companies. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the consolidated statements of operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 31, 2027. The Company is currently evaluating the effects of the pronouncement on its consolidated financial statements.

Note 3 – Digital Assets

The following table sets forth the units held, cost basis, and fair value of both CC held, as shown on the consolidated balance sheet as of December 31, 2025:

Canton Coin
Units held	3,339,567,946
Cost basis	$523,770,731
Fair value	$501,760,369

Cost basis is equal to the cost of the digital asset, net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted digital assets prices within the Company’s principal market at the time of measurement.

The following table presents a reconciliation of digital assets held as of December 31, 2025:

Fair value, beginning balance	$-
Additions from offering	446,198,164
Additions from purchases	77,572,567
Unrealized losses	(22,010,362)
Fair value, ending balance	$501,760,369

Note 4 – Note Payable

The Company issued a promissory note in the amount of $333,265 to satisfy an outstanding amount owed to its prior attorney. The promissory note was payable in monthly installments of $24,000 through December 2025. The final payment of $93,265 was forgiven upon completion of timely monthly installments in December 2025. No interest was due on the note payable.

As the promissory note did not have an interest component, imputed interest at 10%, using the prime rate plus an additional estimated factor related to the Company’s credit rating, was calculated and the note payable was recorded at the present value of the total payments, including the forgivable portion. The note payable was deemed paid in full at December 31, 2025.

Note 5 – Common Stock

Pursuant to the Company’s Certificate of Incorporation, as amended (filed October 10, 2025), the Company has 1,000,000,000 (previously 250,000,000) shares of common stock authorized for issuance. On May 24, 2024, the Company effectuated a reverse split of shares of its common stock at a ratio of 1-for-15 pursuant to an amendment to the Company’s Certificate of Incorporation filed with the Delaware Secretary of State and approved by the Company’s board of directors and stockholders. The par value of the Company’s common stock was not adjusted as a result of this or any prior reverse stock split.

On January 24, 2024, pursuant to a corporate advisory consulting agreement, the Company issued 3,334 shares of its common stock with a per share value of $6.16, representing total compensation expense of $20,550 (calculated on the closing value of the Company’s common stock at the effective issuance date).

On June 7, 2024, the Company entered into the 2024 ATM Agreement with Rodman & Renshaw LLC (the “ATM Sales Manager”) under which the Company could sell, from time to time through the ATM Sales Manager, shares of common stock in one or more offerings up to a total dollar amount of $1.65 million. Sales of shares of the Company’s common stock through the ATM Sales Manager, if any, were made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Stock Market LLC or any other existing trading market for the common shares. The Company’s common stock was offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 and an accompanying prospectus declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2023, and pursuant to a prospectus supplement dated June 7, 2024. On December 20, 2024, the Company sold 40,000 shares of its common stock pursuant to the 2024 ATM Agreement at an offering price of $2.0892 per share. Net proceeds from the offering were approximately $73,189, after deducting fees and other offering costs. During the year ended December 31, 2025, the Company sold 163,359 shares of its common stock pursuant to the ATM Agreement at an average offering price of $1.63 per share. Net proceeds from the offering were approximately $219,547, after deducting fees and other offering costs. Effective August 31, 2025, the ATM Agreement was terminated.

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

On June 13, 2025, the Company closed an additional private placement offering with certain accredited investors of $2.50 million to acquire 1,551,351 shares of its common stock at an offering price of $1.48 per share, pre-funded warrants to purchase up to 137,838 shares of the Company’s common stock (the “June 2025 Pre-Funded Warrants”), exercisable at $0.001 per share, series A warrants to purchase up to 1,689,189 shares of the Company’s common stock, exercisable at $1.29 per share (the “June 2025 Series A Warrants”), and series B warrants to purchase up to 844,570 shares of the Company’s common stock, exercisable at $3.00 per share (the “June 2025 Series B Warrants”). Net proceeds to the Company from the June 2025 PIPE Offering were approximately $2.3 million, after deducting approximately $0.2 million in offering costs. In addition, the Company issued series A placement agent warrants to purchase up to 118,243 shares of the Company’s common stock, exercisable at $1.29 per share (the “June 2025 Series A Placement Agent Warrants”) and series B placement agent warrants to purchase up to 59,119 shares of the Company’s common stock, exercisable at $3.00 per share (the “June 2025 Series B Placement Agent Warrants”). The June 2025 Series A and B Placement Agent Warrants are considered a cost of the offering and the fair value of $125,835 is recorded as a component of additional paid-in capital.

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

On July 25, 2025, the Company closed an additional private placement offering with certain accredited investors of $1.23 million of the Company’s securities consisting of 641,190 shares of the Company’s common stock at an offering price of $1.645 per share, pre-funded warrants to acquire 103,490 shares of the Company’s common stock exercisable at $0.001 per share and warrants to acquire 744,680 shares of the Company’s common stock exercisable at $1.52 per share (the “July 2025 Warrants”). Net proceeds to the Company from the July 2025 PIPE Offering were approximately $1.1 million, after deducting approximately $0.2 million in offering costs. In addition, the Company issued placement agent warrants to purchase up to 52,128 shares of the Company’s common stock, exercisable at $1.66 per share (the “July 2025 Placement Agent Warrants”). The July 2025 Placement Agent Warrants are considered a cost of the offering and the fair value of $45,824 is recorded as issuance cost within additional paid-in capital and a corresponding warrant reserve, also within additional paid-in capital.

On August 26, 2025, the Company closed a registered direct public offering with certain investors of $5.35 million of the Company’s common stock and/or pre-funded warrants to acquire shares of the Company’s common stock. Pursuant to the August 2025 Direct Offering, the Company issued 205,777 shares of its common stock at an offering price of $4.50 per share and pre-funded warrants to purchase up to 983,111 shares of the Company’s common stock (the “August 2025 Direct Pre-Funded Warrants”), exercisable at $0.001 per share. Net proceeds to the Company from the August 2025 Direct Offering were approximately $4.75 million, after deducting approximately $0.6 million in offering costs. The Company’s common stock was offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 and an accompanying prospectus declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2023, and pursuant to a prospectus supplement dated August 26, 2025.

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

On November 3, 2025, the Company entered into securities purchase agreements (the “Cash Securities Purchase Agreements”) with certain accredited investors (the “Cash Purchasers”) pursuant to which the Company agreed to sell and issue to the Cash Purchasers in a private placement offering (the “Cash Offering”) an aggregate of 25,966,048 shares of common stock of the Company (the “Cash Shares”), par value $0.0001 per share (“Common Stock”) and/or pre-funded warrants (the “Cash Pre-Funded Warrants”) to purchase 6,351,021 shares of Common Stock (the “Cash Pre-Funded Warrant Shares”) at an offering price of $3.075 per share (the “Per Share Cash Purchase Price”) for gross proceeds of approximately $99.4 million. Each of the Cash Pre-Funded Warrants is immediately exercisable for one share of Common Stock subject to certain beneficial ownership limitations set forth therein.

Additionally, on November 3, 2025, the Company entered into securities purchase agreements (the “Cryptocurrency Securities Purchase Agreements”) with certain accredited investors (the “Cryptocurrency Purchasers”) pursuant to which the Company agreed to sell in a private placement (the “Cryptocurrency Offering”) pre-funded warrants (the “Cryptocurrency Pre-Funded Warrants”) to purchase 145,105,094 shares of Common Stock at an offering price of $3.075 less $0.0001 per shares for gross proceeds in Canton Coin of approximately $446.2 million. The Cryptocurrency Purchasers will tender Canton Coin to the Company as consideration for the Cryptocurrency Pre-Funded Warrants. The exercise of the Cryptocurrency Pre-Funded Warrants into Common Stock is subject to shareholder approval (“Shareholder Approval”) and such warrants will not be exercisable until such Shareholder Approval is received. Net proceeds to the Company from the combined Cash Offering and Cryptocurrency Offering were approximately $537.1 million after deducting $8.5 million in offering costs. Both the Cash Offering and Cryptocurrency Offering closed on November 6, 2025.

In conjunction with the Cash Securities purchase Agreements and the Cryptocurrency Securities Purchase Agreements, the Company issued strategic advisor warrants to purchase up to 10,318,215 shares of the Company’s common stock, exercisable at $0.001 per share (the “Strategic Advisor Warrants”). In accordance with Nasdaq Listing Rule 5635(a), the issuance of shares pursuant to the Strategic Advisor Warrants were approved by shareholders on January 30, 2026.

On November 6, 2025, the Company entered into an at-the-market agreement (the “2025 ATM Agreement”) with ClearStreet LLC and President Street Global LLC (the “ATM Sales Agents”) under which the Company may sell, from time to time through the ATM Sales Agents, shares of common stock in one or more offerings up to a total dollar amount of $65 million. On December 3, 2025 President Street Global LLC provided notice to the Company terminating participation in the 2025 ATM Agreement, leaving Clear Street LLC as the sole ATM Sales Agent. Sales of shares of the Company’s common stock through the ATM Sales Agent, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Stock Market LLC or any other existing trading market for the common shares. The Company’s common stock is being offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3and an accompanying prospectus declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2023, and pursuant to a prospectus supplement dated November 7, 2025. As of December 31, 2025, the Company had sold 1,657,799 shares of common stock pursuant to the 2025 ATM Agreement for net proceeds of approximately $5.1 million after deducting commissions of approximately $0.1 million.

On February 18, 2026, the Company’s common stock began trading under the ticker symbol, “CNTN.”

Note 6 – Stock Based Compensation

Incentive Plans and Options

Under the Company’s 2017 Stock Incentive Plan (the “2017 Plan”) the Company could grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. Up to 261 shares of the Company’s common stock could be issued pursuant to the 2017 Plan.

The Company granted options to acquire 255 shares of common stock at $4,950 per share under the 2017 Plan. During the year ended December 31, 2025, options to acquire 135 shares of common stock were forfeited. At December 31, 2025 and 2024, there were options outstanding to acquire 120 and 255 shares of common stock, respectively. As of December 31, 2025 and 2024, all such options were fully vested, and had a weighted average remaining contractual life of approximately 1.8 and 3.2 years, respectively.

In July 2019, the Company authorized the 2019 Stock Incentive Plan (the “2019 Plan”). Under the 2019 Plan, the Company could grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates.

As of both December 31, 2025 and 2024, the Company had granted options to acquire 10,452 shares of common stock under the 2019 Plan, of which 4,940 were exercised. There were stock options outstanding to acquire 5,512 shares of common stock with a weighted-average exercise price of $1,105.50 and weighted average contractual terms of 6.8 years at December 31, 2024. During the year ended December 31, 2025, options to acquire 4,619 shares of common stock were forfeited. There are stock options outstanding to acquire 893 shares of common stock with a weighted-average exercise price of $1,011.03 and weighted average contractual terms of 4.4 years at December 31, 2025.

On August 17, 2023, the Company authorized the Tharimmune, Inc., Inc. 2023 Omnibus Incentive Plan (as amended, the “2023 Plan”). Under the 2023 Plan, the Company may grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. Initially, there were 6,934 shares of the Company’s common stock available to be issued pursuant to the 2023 Plan. Under an amendment and restatement to the 2023 Plan approved by the Company’s stockholders on May 14, 2024, a total of up to 173,600 shares of the Company’s common stock may be issued pursuant to the 2023 Plan. In addition, under the amendment, an “evergreen” provision was added to automatically increase the number of shares available under the 2023 Plan on January 1 annually, beginning January 1, 2025 and ending January 1, 2033, equal to the lesser of five percent of the shares of common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year or such lesser number of shares of the Company’s common stock as determined by the Board of Directors. Effective January 1, 2025, an additional 98,688 shares of the Company’s common stock were added to the 2023 Plan. Further, effective June 10, 2025, the shareholders approved an amendment to the 2023 Plan, increasing the 2023 Plan by 520,314 shares, to a total of 792,602 shares available under the 2023 Plan. Finally, effective October 9, 2025, the shareholders approved an additional amendment to the 2023 Plan, increasing the 2023 Plan by 1,207,398 shares, to a total of 2,000,000 shares available under the 2023 Plan.

During the years ended December 31, 2025 and 2024, the Company granted 823,833 and 102,853 options to acquire shares of common stock under the 2023 Plan, respectively. During the year ended December 31, 2025, options to acquire 145,992 shares of common stock were forfeited. During the year ended December 31, 2025, options to acquire 125,000 shares were exercised for proceeds of $166,250. At December 31, 2025 and 2024, 802,671 and 70,412 shares of common stock remained available for issuance under the 2023 Plan, respectively. As of December 31, 2025 and December 31, 2024, there were stock options outstanding to acquire 656,029 and 103,188 shares of common stock with a weighted-average exercise price of $1.94 and $3.11, respectively, and weighted-average contractual terms of 9.6 years and 9.6 years, respectively. In September 2025, the compensation committee of the Board approved accelerating the vesting of options to purchase approximately 258,000 shares of common stock, resulting in additional non-cash stock-based compensation of approximately $0.2 million.

The following table summarizes stock-based activities under the 2017 Plan, 2019 Plan, and 2023 Stock Incentive Plans:

		Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Contractual
	Options	Price	Terms

Outstanding at December 31, 2023	6,102	$1,208.72	7.8 years
Granted	102,853	$2.925	9.6 years
Outstanding at December 31, 2024	108,955	$70.46	9.5 years
Granted	823,833	$1.78	9.6 years
Exercised	(125,000)	$1.33	9.6 years
Forfeited	(150,746)	$41.26	8.8 years
Outstanding at December 31, 2025	657,042	$4.32	9.6 years

Exercisable options at December 31, 2025	657,042	$4.32	9.6 years

Vested and expected to vest at December 31, 2025	657,042	$4.32	9.6 years

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

Stock options granted during the years ended December 31, 2025 and 2024 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended December 31,
	2025	2024

Expected volatility	91.4 – 102.3%	100.8%
Risk-free interest rate	3.72 – 4.61%	3.80%
Expected dividend yield	0%	0%
Expected life of options in years	5.0	5.0
Estimated fair value of options granted	$0.99 – 2.33	2.23

The weighted-average grant date fair value of stock options granted during years ended December 31, 2025 and 2024 was approximately $1.35 and $2.23, respectively. The weighted-average fair value of stock options vested during the years ended December 31, 2025 and 2024 was approximately $2.24 and $16.38, respectively.

Total stock-based compensation expense included in the accompanying consolidated statements of operations was as follows:

	For the years ended December 31,
	2025	2024
Research and development	$484,416	$338,022
General and administrative	2,401,693	372,291
Total stock-based compensation	$2,886,109	$710,313

As of December 31, 2025, there was no unrecognized compensation expense related to non-vested options.

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

In connection with the June 2024 PIPE Offering as described in Note 5 to the consolidated financial statements, the Company issued the June 2024 Pre-Funded Warrants to purchase 452,253 shares of the Company’s common stock at an exercise price of $0.001, the June 2024 PIPE Warrants to purchase 329,771 shares of the Company’s common stock at an exercise price of $3.09, and the June 2024 Placement Agent Warrants to purchase up to 39,573 shares of the Company’s common stock, exercisable at $3.06 per share. The June 2024 Pre-Funded Warrants were immediately exercisable and are fully exercised as of December 31, 2025. The June 2024 PIPE Warrants and were immediately exercisable and are able to be exercised until five and one-half years from the issuance date, or December 21, 2029. The June 2024 Placement Agent Warrants were exercisable six months from the date of issuance and are able to be exercised until five and one-half years from the issuance date, or December 21, 2029. As of December 31, 2025 and 2024, 452,253 and 368,533 of the June 2024 Pre-Funded Warrants have been exercised, respectively, 229,430 and 0 of the June 2024 PIPE Warrants have been exercised, respectively, and none of June 2024 Placement Agent Warrants have been exercised.

In connection with the December 2024 PIPE Offering as described in Note 5 to the consolidated financial statements, the Company issued the December 2024 Pre-Funded Warrants to purchase 491,157 shares of the Company’s common stock at an exercise price of $0.001, the December 2024 Warrants to purchase 480,721 shares of the Company’s common stock at an exercise price of $2.030, and the December 2024 Placement Agent Warrants to purchase up to 57,687 shares of the Company’s common stock, exercisable at $2.031 per share. The December 2024 Pre-Funded Warrants were immediately exercisable and are fully exercised as of December 31, 2025. The December 2024 Warrants and December 2024 Placement Agent Warrants are exercisable six months from the date of issuance and are able to be exercised until five and one-half years from the issuance date, or December 9, 2030. As of December 31, 2025 and 2024, 491,157 and 0 of the December 2024 Pre-Funded Warrants have been exercised, respectively, 317,673 and 0 of the December 2024 Warrants have been exercised, respectively, and none of the December 2024 Placement Agent Warrants have been exercised as of December 31, 2025 and 2024.

In connection with the June 2025 PIPE Offering as described in Note 5 to the consolidated financial statements, the Company issued the June 2025 Pre-Funded Warrants to purchase 137,838 shares of the Company’s common stock at an exercise price of $0.001, the June 2025 Series A Warrants to purchase 1,689,189 shares of the Company’s common stock at an exercise price of $1.29, the June 2025 Series B Warrants to purchase 844,570 shares of the Company’s common stock at an exercise price of $3.00, the June 2025 Series A Placement Agent Warrants to purchase 118,243 shares of the Company’s common stock at an exercise price of $1.29, and the June 2025 Series B Placement Agent Warrants to purchase 59,119 shares of the Company’s common stock at an exercise price of $3.00. The June 2025 Pre-Funded Warrants were immediately exercisable and are fully exercised as of December 31, 2025. The June 2025 Series A and B Warrants and the June 2025 Series A and B Placement Agent Warrants are exercisable six months from the date of issuance and are able to be exercised until five and a half years from the issuance date, or June 13, 2031. On October 1, 2025, the June 2025 Series A and B Warrant agreements were amended to be exercisable immediately and are able to be exercised until five and one-half years from the issuance date. As of December 31, 2025, 137,838 of the June 2025 Pre-Funded Warrants have been exercised, 824,327 of the June 2025 Series A Warrants have been exercised, and 114,862 of the June 2025 Series B Warrants, and none of the June 2025 Series A Placement Agent Warrants or the June 2025 Series B Placement Agent Warrants have been exercised.

In connection with the July 2025 Direct Offering as described in Note 5 to the consolidated financial statements, the Company issued the July 2025 Direct Pre-Funded Warrants to purchase 559,910 shares of the Company’s common stock at an exercise price of $0.001, and the July 2025 Private Placement Warrants to purchase 974,241 shares of the Company’s common stock at an exercise price of $1.66. The July 2025 Direct Pre-Funded Warrants were immediately exercisable and fully exercised as of December 31, 2025. The July 2025 Private Placement Warrants are exercisable six months from the date of issuance and are able to be exercised until five and one-half years from the issuance date, or July 23, 2031. On October 1, 2025, the July 2025 Direct Warrant agreements were amended to be exercisable immediately and are able to be exercised until five and one-half years from the issuance date. As of December 31, 2025, 559,910 of the July 2025 Direct Pre-Funded Warrants have been exercised and 229,719 of the July 2025 Private Placement Warrants have been exercised.

In connection with the July 2025 PIPE Offering as described in Note 5 to the consolidated financial statements, the Company issued the July 2025 Pre-Funded Warrants to purchase 103,490 shares of the Company’s common stock at an exercise price of $0.001, the July 2025 Warrants to purchase 744,680 shares of the Company’s common stock at an exercise price of $1.52, and the July 2025 Placement Agent Warrants to purchase 52,128 shares of the Company’s common stock at an exercise price of $1.66. The July 2025 Pre-Funded Warrants were immediately exercisable and are fully exercised as of December 31, 2025. The July 2025 Warrants and the July 2025 Placement Agent Warrants are exercisable six months from the date of issuance and are able to be exercised until five and one-half years from the issuance date, or July 25, 2031. On October 1, 2025, the July 2025 Private Placement Warrants were amended to be exercisable immediately, and are able to be exercised until five and one-half years from the issuance date. As of December 31, 2025, 103,490 of the July 2025 PIPE Pre-Funded Warrants have been exercised, 699,088 of the July 2025 Warrants, and none of the July 2025 Placement Agent Warrants have been exercised.

In connection with the August 2025 Direct Offering as described in Note 5 to the consolidated financial statements, the Company issued the August 2025 Direct Pre-Funded Warrants to purchase 983,111 shares of the Company’s common stock at an exercise price of $0.001. The August 2025 Direct Pre-Funded Warrants were immediately exercisable and as of December 31, 2025, all 983,111 of the August 2025 Direct Pre-Funded Warrants have been exercised.

In connection with the Cash Securities Purchase Agreements as described in Note 5 to the consolidated financial statements, the Company issued the Cash Pre-Funded Warrants to purchase 6,351,021 shares of Common Stock at an exercise price of $0.001. Each of the Cash Pre-Funded Warrants is immediately exercisable for one share of Common Stock subject to certain beneficial ownership limitations set forth therein.

In connection with the Cryptocurrency Securities Purchase Agreements as described in Note 5 to the consolidated financial statements, the Company issued the Cryptocurrency Pre-Funded Warrants to purchase 145,105,094 shares of Common Stock. The exercise of the Cryptocurrency Pre-Funded Warrants into Common Stock was subject to shareholder approval, and was approved on January 30, 2026 at a special meeting.

In conjunction with the Cash Securities purchase Agreements and the Cryptocurrency Securities Purchase Agreements, the Company issued strategic advisor warrants to purchase up to 10,318,215 shares of the Company’s common stock, exercisable at $0.001 per share (the “November 2025 Strategic Advisor Warrants”)

Terms of the warrants outstanding at December 31, 2025 are as follows:

	Initial	Expiration	Exercise	Warrants	Warrants	Warrants
Issuance Date	Exercise Date	Date	Price	Issued	Exercised	Outstanding

January 14, 2022	July 10, 2022	January 11, 2027	$1,875.00	500	-	500

May 2, 2023	November 2, 2023	May 2, 2028	$234.375	424	-	424

November 30, 2023	May 27, 2024	May 2, 2028	$18.75	20,000	-	20,000

June 21, 2024	June 21, 2024	N/A	$0.001	452,253	452,253	-

June 21, 2024	June 21, 2024	December 21, 2029	$3.09	329,771	229,430	100,341

June 21, 2024	June 21, 2024	December 21, 2029	$3.06	39,573	-	39,573

December 9, 2024	December 9, 2024	N/A	$0.001	491,157	491,157	-

December 9, 2024	June 9, 2025	December 9, 2030	$2.03	480,721	317,673	163,048

December 9, 2024	June 9, 2025	December 9, 2030	$2.031	57,687	-	57,687

June 20, 2025	June 20, 2025	N/A	$0.001	137,838	137,838	-

June 20, 2025	December 20, 2025*	June 20, 2031*	$1.29	1,689,189	824,327	864,862

June 20, 2025	December 20, 2025*	June 20, 2031*	$3.00	844,570	114,862	729,708

June 20, 2025	December 20, 2025	June 20, 2031	$1.29	118,243	-	118,243

June 20, 2025	December 20, 2025	June 20, 2031	$3.00	59,119	-	59,119

July 25, 2025	July 25, 2025	N/A	$0.001	559,910	559,910	-

July 25, 2025	January 25, 2026*	July 25, 2031*	$1.66	974,241	229,719	744,522

July 25, 2025	July 25, 2025	N/A	$0.001	103,490	103,490	-

July 25, 2025	January 25, 2026*	July 25, 2031*	$1.52	744,680	699,088	45,592

July 25, 2025	January 25, 2026	July 25, 2031	$1.66	52,128	-	52,128

August 26, 2025	August 26, 2026	N/A	$0.001	983,111	983,111	-

November 6, 2025	November 6, 2025	N/A	$0.001	6,351,021	-	6,351,021

November 6, 2025	November 6, 2025	N/A	$0	145,105,094	-	145,105,094

November 6, 2025	January 30, 2026	January 30, 2031	$0.001	10,318,215	-	10,318,215

*	The exercise and expiration dates for the referenced common warrants were amended in October 2025 to reflect an exercise date of October 1, 2025. See above for further detail.

Restricted Stock Units

During the year ended December 31, 2025, as stock-based consideration for consulting services, the Company granted restricted stock units (“RSUs”) under the 2023 Plan representing the right to receive 35,000 shares of the Company’s common stock. The RSUs will 100% vest on June 30, 2026, provided that the grantee remains a consultant of the Company. Also during the year ended December 31, 2025, as stock-based consideration for services, the Company granted restricted stock units (“RSUs”) under the 2023 Plan representing the right to receive 375,000 shares of the Company’s common stock that vested 100% immediately.

The grant date fair value of an RSU represents the closing price of the Company’s common stock on the date of grant. For those not vesting immediately, the estimated fair value of each RSU is then expensed over the requisite service period, which is generally the vesting period.

The total stock compensation expense related to RSUs for the year ended December 31, 2025 was $1,206,349. The total estimated fair value of RSUs at December 31, 2025 was $1,230,503, of which $24,154 remains to be vested quarterly through June 30, 2026. As of December 31, 2025, there are 35,000 outstanding unvested RSUs, which will fully vest on June 30, 2026.

Termination Agreement

In connection with the resignation of a board member, effective June 23, 2025, 6,300 shares of the Company’s common stock were issued as stock-based compensation at an estimated fair value of $8,253, included in the RSU related stock compensation expense.

Note 7 – Income Taxes

The following table presents the domestic and foreign components of loss before income taxes:

	Year Ended December 31,
	2025	2024
Domestic	(42,103,363)	(12,197,568)
Foreign	-	-
Total loss before income taxes	$(42,103,363)	$(12,197,568)

The income tax provision (benefit) consists of the following amounts:

	Year Ended December 31,
	2025	2024
Current tax provision (benefit)
Federal	-	-
State and local	-	-
Total current tax provision (benefit)	-	-
Deferred tax provision (benefit)
Federal	(4,622,176)
State and local	(1,564,937)	-
Total deferred tax provision (benefit)	(6,187,113)	-
Net tax provision (benefit)	$(6,187,113)	$-

A reconciliation of the income tax provision (benefit) to the amount computed by applying the 21% statutory US Federal Income tax rate to loss before income taxes after adoption of ASU 2023-09 is as follows:

	For the years ended December 31, 2025
Income tax benefit at the federal statutory rate	$(8,841,706)	21.0%
Permanent differences and other	839,473	(2.0)%
State income taxes	(1,564,937)	3.7%
Research and development credit limitation	381,702	(0.9)%
Net operating loss carryforward limitation	6,523,237	(15.5)%
Other	389,084	(0.9)%
Change in valuation allowance	(3,913,966)	9.3%
Effective income tax expense	$(6,187,113)	$14.7%

A reconciliation of the income tax provision (benefit) to the amount computed by applying the 21% statutory US Federal Income tax rate to loss before income taxes for years prior to adoption of ASU 2023-09 is as follows:

For the year ended December 31, 2024
Income tax benefit at the federal statutory rate	21.0%
Permanent differences and other	(0.2)%
State income taxes	7.0%
Research and development credit	1.1%
Change in valuation allowance	(28.9)%
Effective income tax expense	$0.0%

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Deferred tax asset (liabilities) related to:
Federal net operating loss carryforward	$1,266,245	$4,264,000
State net operating loss carryforward	428,714	1,444,000
Capitalized costs	1,613,924	1,957,000
Acquired in-process research and development	1,341,733	1,027,000
Research and development credit	-	382,000
Stock compensation	403,744	904,000
Accrued expenses and other	24,602	211,000
Digital assets	(117,934,191)	-
Total deferred tax assets (liabilities)	(112,855,228)	10,189,000
Valuation allowance	(5,078,963)	(10,189,000)
Deferred tax assets (liabilities), net of valuation allowance	$(117,934,191)	$-

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion of the deferred income tax will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to expiration of the net operation loss carryforwards. At December 31, 2025 and 2024 the Company has recorded a full valuation allowance against its net deferred tax assets of $5,078,963 and $10,189,000 respectively. The change in the valuation allowance during the year ended 2025 was ($5,109,889).

At December 31, 2025, the Company had federal net operation loss (NOL) carryforwards of approximately $6,029,739. The federal net operating loss carryforwards begin to expire in 2028, losses generated in 2018 or later of $6,029,739 will carry forward indefinitely. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company may be subject to the net operating loss utilization provision of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation of the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company's capital during a specified period prior to the change, and the federal published interest rate. Although the Company has not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited. The Company has reduced the gross amount of NOL and tax credits included in the calculation of deferred taxes given the expectation that ownership change limitations will apply.

In connection with the Cryptocurrency Offering (see Note 5), investors contributed digital assets in exchange for pre-funded warrants in a transaction intended to qualify as a tax-free exchange under Internal Revenue Code Section 351, and the Company has a carryover tax basis in the property contributed. As a result, the company recognized an initial deferred tax liability of approximately $124.1 million which was recorded as a reduction to Additional paid in capital.

Note 8 – Commitments and Contingencies

Research Collaboration and Product License Agreement with Minotaur Therapeutics, Inc. (“Minotaur”) and Commercial License Agreement with Taurus Biosciences, LLC (“Taurus”)

The Company has entered into a research collaboration and product license agreement with Minotaur (as amended, the “Minotaur Agreement”) and a commercial license agreement with Taurus (the “Taurus Agreement”) for use of certain technology, including OmniAb antibodies, to advance Picobodies against novel, unreachable, and undruggable epitopes in high-value validated targets starting with PD-1. The Minotaur Agreement and Taurus Agreement are for the development of proprietary targeted biologics, including GV1940, against PD-1. It is anticipated that the Company will collaborate with Minotaur under the license from Taurus to discover, develop, and advance biotherapeutics against high-value validated IO targets starting with PD-1.

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

During the year ended December 31, 2025, the Company incurred success fees of $100,000 to Minotaur.

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

On March 11, 2024, the Company entered into an addendum to the ABSI Agreement to fund research services with quarterly payments of $50,000 beginning March 18, 2024 with subsequent payments due on the 18th of each calendar quarter. Effective July 31, 2025, the quarterly services agreement was terminated. During the years ended December 31, 2025 and 2024, the Company incurred research service expense of $100,000 and $200,000 to ABSI, respectively.

Avior Patent License Agreement

On November 3, 2023 (the “Avior Effective Date”), the Company entered into the Avior Patent License Agreement with Avior pursuant to which the Company received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize GV104 and GV103 and to practice the Licensed Technology in connection with the foregoing, throughout the world. Pursuant to the Avior Patent License Agreement, the Company paid Avior an up front license fee of $0.4 million within ten days of the Avior Effective Date and a quarterly license fee of $0.15 million which was paid at the end of each fiscal quarter following the Avior Effective Date. In addition, the Company shall pay Avior a high single digit percentage of any upfront payments received by it as a result of the grant of any sublicenses with respect to GV104. The Company shall also pay Avior milestone payments in the aggregate amount of $27,250,000 upon the occurrence of various development milestones (the “Development Milestone Payments”). Furthermore, the Company shall pay Avior certain fees based upon sales milestones. The payments for such sales milestones range from the low seven digits to the low eight digits with higher sales being subject to higher fees. Finally, the Company shall pay Avior royalties based on net sales. Such royalties range from low single digit percentages to mid-single digit percentages with higher sales being subject to lower percentages. The Avior Patent License Agreement shall expire upon the expiration of the final payment obligation due to Avior as set forth in such agreement. Upon the expiration of the Avior Patent License Agreement, the Company shall have a fully paid, irrevocable, freely transferable and sublicensable worldwide license to the Licensed Patent Rights and Licensed Technology to Develop, have Developed, make, have made, use, have used sell, offer for sale, have sold, import, have imported, export, have exported, commercialize or have commercialized any and all Licensed Products and to practice the Licensed Technology worldwide. Pursuant to the Avior Patent License Agreement, the Company may terminate the agreement at any time without cause, upon 30 days’ prior written notice to Avior along with payment of the next unpaid Development Milestone Payment, if any. Furthermore, either the Company or Avior may terminate the Avior Patent License Agreement (i) on written notice to the other party if the other party materially breaches any provision of the Avior Patent License Agreement and fails to cure such breach within 30 days after the breaching party receives written notice thereof or (ii) on written notice in the event that either party (A) becomes insolvent or admits its inability to pay its debts generally as they become due; (B) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully dismissed or vacated within 60 days; (C) is dissolved or liquidated or takes any corporate action for such purpose; (D) makes a general assignment for the benefit of creditors; or (E) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business. Upon termination of the Avior Patent License Agreement, the license granted pursuant to such agreement shall terminate and all rights in the Licensed Patent Rights and Licensed Products shall revert back to Avior.

During the year ended December 31, 2025, the Company incurred milestone fees to Avior of $1.25 million in accordance with the terms of the agreement, which are recorded as accrued expenses in the accompanying consolidated financial statements. During the year ended December 31, 2024, the Company incurred license fees of $0.75 million to Avior in accordance with the terms of the agreement, of which $0.6 million had been paid during the year ended December 31, 2024.

Enkefalos License Agreement

On June 17, 2024 (the “Enkefalos Effective Date”), the Company signed a letter of intent to enter into the Enkefalos License Agreement with Enkefalos Biosciences Inc. (“Enkefalos”) pursuant to which the Company is licensing the global rights in all fields of use for the products related to the compounds knows as cyclotides to deliver HER2 antibodies across the blood-brain barrier and all associated know-how, technology, intellectual property and related information and constructs, and any associated authorized generic rights and all related assets (collectively, the “Products” referred to in this letter as ENBI-01) from Enkefalos. This agreement was terminated during the six months ended June 30, 2025. Pursuant to the Enkefalos License Agreement, the Company paid Enkefalos an up-front license fee of $150,000, included within research and development expenses, within ten days of the Enkefalos Effective Date. Upon termination of the Enkefalos License Agreement, the license granted pursuant to such agreement terminated and all rights in the Licensed Patent Rights and Licensed Products reverted back to Enkefalos.

During the years ended December 31, 2025 and 2024, the Company incurred license fees of $0 and $150,000 to Enkefalos in accordance with the terms of the agreement.

Intract Patent License Agreement

On September 11, 2024, the Company entered into the Intract Agreement pursuant to which the Company exclusively licensed INT-023/TH023, an oral anti-Tumor Necrosis Factor-alpha (TNF-α) monoclonal antibody infliximab. Under the terms of the Intract Agreement, the Company licensed global development and commercialization rights (outside of South Korea) to Intract’s Soteria® and Phloral® delivery platform along with an existing supply agreement for infliximab to be used in the oral product development program. Pursuant to the Intract Agreement, the Company paid Intract an up-front license fee of $0.4 million and Intract is eligible to receive additional payments upon an equity financing of the Company and additional payments for future development, regulatory and commercial milestones, as well as mid-single digit royalties based on net product sales. During the six months ended June 30, 2025, the Company amended the Intract Agreement to change the payment terms of certain milestone fees, which increased the total milestone fees by $0.15 million. Pursuant to the Intract Agreement, the Company retains a right of first refusal to continue development and commercialization after a Phase 2 clinical trial. In addition, the Company has the option to exercise the license to Intract’s platform for up to four additional targets. The term of the Intract Agreement expires upon the final payment obligation of Canton Strategic Holdings, Inc. and may be terminated by Canton Strategic Holdings, Inc. at any time upon 90 days written notice to Intract. Either party may terminate the Intract Agreement if the other party materially breaches any provision of the Intract Agreement and fails to cure such breach within 30 days after the breaching party receives written notice thereof. In addition, either party may terminate the Intract Agreement on written notice in the event that either party declare: (a) becomes insolvent or admits inability to pay its debts generally as they become due; (b) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully dismissed or vacated within 60 days; (c) is dissolved or liquidated or takes any corporate action for such purpose; (d) makes a general assignment for the benefit of creditors; or (e) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business.

During the years ended December 31, 2025 and 2024, the Company incurred fees of $150,000 and $1,000,000 to Intract in accordance with the terms of the agreement.

Employment Agreements

On July 6, 2023, the Company entered into an amended and restated employment agreement (the “Former CEO Employment Agreement”) with the now former CEO. The Former CEO Employment Agreement had the same terms as the COO Employment Agreement (as defined below) except, the CEO (i) would receive a base salary of $500,000 per year, which could be increased by the Board; and (ii) was eligible to receive an annual bonus equal to 60% of his then base salary based upon the achievement of Company and individual targets to be established by the Board, in its sole discretion. In addition, in the event the CEO’s employment was terminated by the Company other than as a result of his death or Disability and other than for Cause, or if the CEO terminated his employment for Good Reason, then, in addition to the Accrued Compensation, the Company would pay the CEO’s base salary and provide health benefits for a period of 18 months following the termination date (each as defined in the Former CEO Employment Agreement). In addition, all Restricted Shares and Stock Options (as defined in the Former CEO Employment Agreement) that had not vested as of the date of termination would be forfeited and outstanding unvested time-based equity awards would be accelerated in accordance with the applicable vesting schedule as if the now former CEO had been in service for an additional 12 months as of the termination date. Effective June 11, 2025, the CEO resigned, terminating the Former CEO Employment Agreement, and entered into a settlement and general release agreement (the “CEO Settlement Agreement”). Pursuant to the CEO Settlement Agreement, the former CEO received gross payments of $133,500, less applicable withholdings and deductions, paid during the year ended December 31, 2025 as a result of the closing of at least $3 million in equity financings and the former CEO’s unvested stock options vested immediately.

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

On September 2, 2025, the compensation committee of the Board approved an increase of $100,000 in each of the current CEO’s base salary and the Chairman’s base salary such that both shall receive a base salary of $385,000 per year, which may be increased by the Board. In addition, the compensation committee of the Board approved an increase in the payment that the CEO and/or Chairman would receive in the event either of their employment was terminated within 12 months of a change of control of the Company from two times base salary and target bonus to three times base salary and target bonus. As of December 31, 2025, there was accrued bonus of $0.3 million included in accrued expenses in the accompanying consolidated balance sheet.

In October 2025, the compensation committee of the Board approved cash bonuses to the Company’s employees of approximately $1.0million. In connection with the Cash Offering and Cryptocurrency Offering (the “Offerings”), the Board approved cash bonus to the Company’s Chairman of $2.05 million, the CEO of Gravitas of $1.9 million, and other non-executive employees combined bonuses of $2.05 million.

In connection with the Offerings, on November 6, 2025, a new Chief Executive Officer (“New CEO”) and director of the Board of Canton Strategic Holdings, Inc. was appointed and the former Chief Executive Officer was appointed Chief Executive Officer of Canton Strategic Holdings, Inc.’s subsidiary, Gravitas. A new president of Canton Strategic Holdings, Inc. (the “President”) was also appointed.

The Company entered into an employment agreement with the New CEO to receive (i) an annual base salary of $500,000, subject to review and adjustment by the Board from time to time, (ii) a one-time sign-on bonus of $150,000, (iii) eligibility for an annual performance-based cash bonus of at least $125,000 for 2025 and equal to $500,000 plus an additional amount as determined by the Board for 2026 and for calendar years after 2026, an amount determined by the Board, in each case subject to continuous employment with the Company. The New CEO will be eligible to receive time-based and performance-based restricted stock units equal to 1% of the Company’s common stock on a fully diluted basis, subject to Board approval.

The Company entered into an employment agreement with the President to receive (i) an annual base salary of $500,000, subject to review and adjustment by the Board from time to time, (ii) eligibility for an annual performance-based cash bonus of at least $125,000 for 2025 and at least $500,000 for 2026 and for calendar years after 2026, an amount determined by the Board, in each case subject to continuous employment with the Company. The president will be eligible to receive time-based and performance-based restricted sock units equal to 0.9% of the Company’s common stock on a fully diluted basis, subject to Board approval.

The employment agreements for the New CEO and the President provide that in the event the executive terminates their employment for “good reason” or the Company terminates their employment without “cause” (in each case as defined in their employment agreement), they are entitled to receive 12 months of base salary. However, if the New CEO is terminated by the Company without “cause” or if the President terminates for “good reason” prior to the payment of 2027 bonus, he will be paid a bonus for his service in 2026 and receive severance of $1,000,000. The President will receive any unpaid portion of his 2025 and 2026 bonus as of the date of termination. Lastly, if either the New CEO or the President terminates for “good reason” or without “cause” within 12 months following a change in control (as defined in their employment agreements), all unvested time-vesting conditions of the restricted stock unit awards will accelerate and vest in full.

On December 10, 2025, the Board appointed a new Chief Financial Officer of the Company (the “New CFO”). In connection with his appointment as Chief Financial Officer, the Company entered into an employment agreement with the New CFO setting forth the terms and conditions of his employment with the Company (the “CFO Employment Agreement”) dated December 10, 2025. Under the terms of the CFO Employment Agreement, the New CFO will be entitled to receive: (i) an annual base salary of $300,000, subject to review and adjustment by the Company from time to time; and (ii) eligibility for an annual cash-based performance bonus, in an amount determined by the Board in its sole and absolute discretion, with a target amount equal to $100,000, subject to continuous employment with the Company. The New CFO will also be eligible to receive grants of time-based and/or performance-based equity awards, in a form and amount determined by the Board in its sole and absolute discretion, subject to Board approval, vesting conditions established by the Board (or its compensation committee) and other conditions. The agreement contains customary confidentiality, non-compete, non-solicitation, and intellectual property provisions.

The CFO Employment Agreement provides that the New CFO’s employment is at will and may be terminated by either party at any time, with or without cause or notice. The CFO Employment Agreement provides that in the event the New CFO terminates his employment for “good reason” (as defined in the CFO Employment Agreement) or the Company terminates his employment without “cause” (as defined in the CFO Employment Agreement), he is entitled to receive the following benefits, subject to his execution of a general release of claims in the Company’s favor and obligations regarding solicitation, return of property, and restrictive covenants, non-solicitation of customers, non-solicitation of employees, non-disparagement and the expiration of any applicable expiration period with respect to the release: (i) any base salary earned through the date of termination; (ii) unpaid expense reimbursement in accordance with our policy; (iii) unused vacation and sick leave that accrued through the date of termination in accordance with our policy; and (iv) twelve (12) months of base salary.

In the event the New CFO voluntarily resigns other than for “good reason” (as defined in the CFO Employment Agreement) or his employment is terminated by us for “cause” (as defined in the CFO Employment Agreement), he will be entitled to receive: (i) any base salary earned through the date of termination; (ii) unpaid expense reimbursement in accordance with our policy; and (iii) unused vacation and sick leave that accrued through the date of termination in accordance with our policy.

Note 9 – Related Party Transactions

Related Party Ownership

The Company’s Chairman through year ended December 31, 2025 is a partner and licensed broker at President Street Global, a consultant for the Company. His combined ownership, both individually and through President Street Global and additional companies, is approximately 4% of the Company’s outstanding common stock, including common shares available upon exercise of warrants and vested options to purchase shares of the Company’s common stock. During the year ended December 31, 2025, the Chairman purchased an aggregate of 337,338 common shares at the public offering price and on the same terms as the other purchasers in the June 2025 PIPE Offering for a purchase price of $500,000, which includes 337,838 June 2025 Series A Warrants, and 168,918 June 2025 Series B Warrants. The Company made payments of approximately $3.5 million to President Street Global for services rendered during the year ended December 31, 2025, including offering commissions received as the broker in the various offerings. In addition, President Street Global received placement agent warrants to purchase up to 326,750 shares of the Company’s common stock as compensation for the Company’s June 2024 PIPE, December 2024 PIPE, June 2025 PIPE, and July 2025 PIPE offerings.

The CEO of Gravitas, individually as well as through companies he serves as managing member and managing partner, collectively owns less than 1% of the Company’s outstanding common stock, including common shares available upon exercise of warrants and vested options to purchase shares of the Company’s common stock. During the year ended December 31, 2025, the CEO purchased 60,806 common shares in the June 2025 PIPE Offering, June 2025 Series A Warrants to purchase up to 60,806 shares of common stock, and June 2025 Series B Warrants to purchase up to 30,403 shares of common stock.

During the year ended December 31, 2025, the Company made a $50,000 contribution to a not-for-profit organization, of which the co-founder and president is a former board member.

During the year ended December 31, 2025, the Company purchased $77,572,536 of CC in OTC transactions from a affiliate cryptocurrency liquidity provider under the control of a >5% shareholder.

Note 10 – Segment Reporting

Due to the new digital asset treasury strategy, the Company now has two reportable segments: digital asset treasury and clinical stage bio-technology.

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and evaluates the financial performance of the business and makes resource allocation decisions on the basis of net income/(loss) before income taxes.

Summary segment financial performance measures evaluated by the CODM as of December 31, 2025 and 2024 and for the years then ended is as follows:

	Segment Assets at December 31,
	2025	2024
Digital asset treasury segment	$513,964,900	$-
Clinical stage bio-technology segment	5,181,535	3,721,624
Total assets	$519,146,435	$3,721,624

Digital asset treasury segment

	For the years ended December 31,
	2025	2024
Loss from operations	$(2,765,292)	$-
Other income (expense) (a)	24,117	-
Unrealized loss on digital assets holdings	(22,010,362)	-
Total loss before income taxes	$(24,751,537)	$-

Clinical stage bio-technology segment

	For the years ended December 31,
	2025	2024
Loss from operations	$(17,340,774)	$(12,433,792)
Other income (expense) (a)	(11,052)	236,224
Total loss before income taxes	$(17,351,826)	$(12,197,568)

(a)	Other income (expense) consists of interest income and interest expense.

The following table is a reconciliation of segment total loss before income taxes to our consolidated total loss before income taxes.

	For the years ended December 31,
	2025	2024
Digital asset treasury segment total loss before income taxes	$(24,751,537)	$-
Clinical stage bio-technology segment total loss before income taxes	(17,351,826)	(12,197,568)
Consolidated total loss before income taxes	$(42,103,363)	$(12,197,568)

Note 11 – Subsequent Events

Except as noted below, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

January 30, 2026 Special Meeting of Stockholders

On January 30, 2026, a special meeting of the stockholders was held and the following proposals were approved: two new directors were elected to the board of directors; the issuance of 10,318,215 shares of the Company’s common stock upon the exercise of the Strategic Advisor Warrants, valued at approximately $32 million, issued to certain strategic advisors in connection with the Strategic Advisor Agreement; the issuance of shares of the Company’s common stock upon the exercise of the Cash and Cryptocurrency Pre-Funded Warrants issued in connection with the November 2025 PIPE; the issuance of 162,601 Advisor RSUs of the Company’s common stock valued at approximately $0.5 million to the placement agent in connection with the private placement offering; and approval of an amendment to the Amended and Restated 2023 Omnibus Equity Incentive Plan to increase the number of shares of common stock available for issuance thereunder by 7,000,000 shares. The Advisor RSUs and Strategic Advisor Warrants are to be recognized in the Company’s financial statements as stock-based compensation and are considered vested as of the date of shareholder approval on January 30, 2026.

Super Validator

Subsequent to year end, pursuant to the Company’s digital asset treasury strategy, the Company was approved to operate a Super Validator on the Canton Network.

January 2026 Registered Offering

On January 20, 2026, the Company entered into an underwriting agreement with Clear Street LLC, as the sole underwriter, relating to an underwritten registered offering to a single institutional investor of (i) 1,800,000 shares of the Company’s common stock, par value $0.0001 per share, at an offering price of $2.9200, and (ii) certain pre-funded warrants, at an offering price of Offering Price less $0.0001 per Pre-Funded Warrant, to purchase up to 17,000,000 shares of Common Stock.

The Underwriter has agreed to purchase (i) the shares of Common Stock from the Company at a price of $2.8032 per share and (ii) the Pre-Funded Warrants at a price of $2.8031 per warrant. The gross proceeds to the Company from this offering were approximately $55 million, before deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the proceeds from this offering primarily for continued expansion and development of its Canton-centric digital asset treasury strategy, as well as with working capital for general corporate purposes.

The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-292648), including the prospectus included therein, previously filed with the Securities and Exchange Commission (the “SEC”) and which became effective on January 16, 2026, and a prospectus supplement and the accompanying prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

Name Change

On February 18, 2026, the Company changed its name to Canton Strategic Holdings, Inc., pursuant to an amended and restated Certificate of Incorporation filed with the Delaware Secretary of State and the Company’s common stock began trading under the ticker symbol “CNTN.”

ATM Sales

On March 3, 2026, the Company entered into an amended and restated sales agreement (the “March 2026 ATM Agreement”), with Clear Street and Virtu Americas LLC (“Virtu”, and together with Clear Street, the “Sales Agents”), relating to the sale of shares of the Company’s common stock. The Sales Agreement amends and restates the 2025 ATM Agreement. Pursuant to the March 2026 ATM Agreement, the aggregate gross sales price of Common Stock available for issuance under the Sales Agreement is $300,000,000 and such amount excludes the Common Stock previously sold under the 2025 ATM Agreement. From January 1 to March 26, 2026 the Company has sold 7,921,179 shares of common stock pursuant to the 2025 ATM Agreement and March 2026 ATM Agreement for net proceeds of approximately $35 million after deducting commissions of approximately $0.5 million.

