Form 10-Q
period 2026-03-31
Canton Strategic Holdings, Inc.
filed 2026-05-13
CIK 1861657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of shares of common stock outstanding as of May 11, 2026 was 69,804,880.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CANTON STRATEGIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025

ASSETS

Current assets
Cash	$41,532,140	$17,032,748
Prepaid expenses and other current assets	1,553,110	353,318

Total current assets	43,085,250	17,386,066

Digital assets	541,569,363	501,760,369

Total assets	$584,654,613	$519,146,435

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$402,311	$1,090,274
Accrued expenses	739,033	2,196,090

Total current liabilities	1,141,344	3,286,364

Deferred tax liability	113,713,951	117,934,191

Total liabilities	114,855,295	121,220,555

Commitments and contingencies (see Note 7)

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of March 31, 2026 and December 31 2025, 56,656,517 shares and 37,112,466 shares issued and 56,656,271 shares and 37,112,220 shares outstanding as of March 31, 2026 and December 31 2025, respectively	5,665	3,711
Additional paid-in capital	590,024,159	470,809,478
Accumulated deficit	(120,160,541)	(72,817,344)
Treasury stock, at cost, 246 shares held in treasury as of March 31, 2026 and December 31, 2025	(69,965)	(69,965)

Total stockholders’ equity	469,799,318	397,925,880

Total liabilities and stockholders’ equity	$584,654,613	$519,146,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANTON STRATEGIC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025

Operating expenses
Research and development	$267,823	$594,070
General and administrative	36,600,488	1,952,599

Total operating expenses	36,868,311	2,546,669

Loss from operations	(36,868,311)	(2,546,669)

Other income (expense)
Interest expense	-	(8,471)
Interest income	318,178	13,436
Unrealized loss from digital assets holdings	(15,013,304)	-

Total other income (expense), net	(14,695,126)	4,965

Total loss before income taxes	(51,563,437)	(2,541,704)

Provision (benefit) for income taxes	(4,220,240)	-
Net loss	$(47,343,197)	$(2,541,704)

Net loss per share:
Basic and diluted	$(0.23)	$(0.99)

Weighted average number of common shares outstanding:
Basic and diluted	207,705,905	2,572,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANTON STRATEGIC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

For the three months ended March 31, 2025:

Balance, December 31, 2024	1,973,999	$198	$38,278,503	$(36,901,094)	246	$(69,965)	$1,307,642

Cashless exercise of pre-funded warrants	100,000	10	(10)	-	-	-	-

Stock issued pursuant to bonus liability	-	-	200,212	-	-	-	200,212

Restricted stock unit issuance pursuant to services agreement	35,000	3	(3)

Net loss	-	-	-	(2,541,704)	-	-	(2,541,704)

Stock based compensation	-	-	219,179	-	-	-	219,179

Balance, March 31, 2025	2,108,999	$211	$38,697,881	$(39,442,798)	246	$(69,965)	$(814,671)

For the three months ended March 31, 2026:

Balance, December 31, 2025	37,112,466	$3,711	$470,809,478	$(72,817,344)	246	$(69,965)	$397,925,880

Registered direct public offerings, net of issuance costs of $2,195,772	1,800,000	180	52,698,348	-	-	-	52,698,528

At-the-market offerings, net of issuance costs	7,921,179	792	34,992,622	-	-	-	34,993,414

Cashless exercise of pre-funded warrants	9,590,012	959	(959)	-	-	-	-

Cashless exercise of common warrants	5,680	1	(1)	-	-	-	-

Exercise of common warrants	64,579	6	94,705	-	-	-	94,711

Restricted stock unit issuance pursuant to service agreement	162,601	16	(16)	-	-	-	-

Issuance costs	-	-	(829,775)	-	-	-	(829,775)

Net loss	-	-	-	(47,343,197)	-	-	(47,343,197)

Stock based compensation	-	-	32,259,757	-	-	-	32,259,757

Balance, March 31, 2026	56,656,517	$5,665	$590,024,159	$(120,160,541)	246	$(69,965)	$469,799,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANTON STRATEGIC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(47,343,197)	$(2,541,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss from digital assets holdings	15,013,304	-
Deferred tax benefit	(4,220,240)	-
Stock based compensation	32,259,757	219,179
Increase in operating assets:
Prepaid expenses and other current assets	(1,199,792)	(423,103)
Increase in operating liabilities:
Accounts payable	(687,963)	63,003
Accrued expenses	(1,457,057)	(6,376)
Net cash used in operating activities	(7,635,188)	(2,689,001)

Cash flows from investing activities:
Purchase of digital assets	(54,822,298)	-
Net cash used in investing activities	(54,822,298)	-

Cash flows from financing activities:
Proceeds from issuance of common stock upon registered direct public equity offerings	54,894,300	-
Proceeds from issuance of common stock upon at-the-market offerings	35,526,308	-
Proceeds from exercise of common stock warrants	94,711	-
Payment of deferred offering costs and other issuance costs	(3,558,441)	-
Proceeds from insurance premium financing liability	-	308,924
Repayment of insurance premium financing liability	-	(60,325)
Repayments of note payable	-	(43,031)

Net cash provided by financing activities	86,956,878	205,568

Net increase (decrease) in cash	24,499,392	(2,483,433)

Cash, beginning of period	17,032,748	3,559,361

Cash, end of period	$41,532,140	$1,075,928

Cash paid for interest expense	$-	$8,471

Supplemental disclosure of non-cash financing activities:

Issuance of note payable for settlement of previously incurred professional fees	$-	$314,485

Issuance of options to settle liability	$-	$200,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANTON STRATEGIC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Description of Business

Nature of Operations

Canton Strategic Holdings, Inc., formerly known as Tharimmune, Inc. (“Canton Strategic,” “Tharimmune,” or the “Company”) was incorporated on March 28, 2017, as a Delaware C-corporation. At March 31, 2026, Canton Strategic had one wholly-owned subsidiary: Gravitas Life Sciences, Inc. (“Gravitas”), formerly known as Hillstream Oncology, Inc.

Digital Asset Treasury Strategy

On November 6, 2025, in connection with a private placement with certain accredited investors (see Note 4 to the consolidated financial statements), Canton Strategic Holdings, Inc. announced the launch of a digital asset treasury strategy, pursuant to which the Company became the first publicly traded company to leverage Canton Coin (“CC”) and support the Canton Network to advance institutional blockchain adoption and the digitization of financial markets.

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

Clinical-stage Biotechnology Business

As a subsidiary of Canton Strategic, Gravitas is a clinical-stage biotechnology company developing therapeutic candidates for unmet needs. GV104, its’ lead clinical stage development candidate obtained via a Patent License Agreement with Avior Bio, LLC. (“the Avior Agreement”), is being developed for a proposed indication of temporary prophylaxis of respiratory and/or nervous system depression in military personnel and chemical incident responders entering an area contaminated with high-potency opioids (“PrHPO”). The FDA provided feedback that will allow Gravitas to submit a 505(b)(2) New Drug Application (“NDA”) for GV104 and confirmed that it does not believe any additional clinical trials will be required to define the prophylactic dosing window prior to NDA submission for this indication. Gravitas is progressing its Chemistry, Manufacturing, and Controls (“CMC”) plan to meet the stringent requirements for filing an NDA. Gravitas’ second program, GV023, obtained via a Patent License Agreement with Intract Pharma Limited (the “Intract Agreement”), is an oral anti-Tumor Necrosis Factor-alpha (TNF-α) monoclonal antibody with the known active biologic, infliximab. Infliximab is a purified, recombinant DNA-derived chimeric IgG monoclonal antibody protein that contains both murine and human components that inhibit TNF-α. Under the terms of the Intract Agreement, Gravitas licensed global development and commercialization rights (outside of South Korea) to Intract’s Soteria® and Phloral® delivery platform along with an existing supply agreement for infliximab to be used in the oral product development program. Gravitas has also developed preclinical candidates targeting validated high value immuno-oncology (“IO”) targets including human epidermal growth factor (“EGF”) receptor 2 (“HER2”), human EGF receptor 3 (“HER3”) and programmed cell death protein 1 (“PD-1”).

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

Segment Reporting

As a result of the Company’s adopting a digital asset treasury strategy, the Company now has two reportable segments: digital assets and clinical stage bio-technology. The digital assets segment operates a CC-centric digital asset treasury strategy. The clinical stage bio-technology segment develops therapeutic candidates for rare, inflammatory and oncologic conditions. See Note 9 for additional information on the Company’s segments.

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

Digital Assets

The Company accounts for its digital assets, which are comprised of CC, as intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-60, Intangibles—Goodwill and Other-Crypto Assets. The Company’s digital assets are initially recorded at cost and subsequently measured at fair value with the gain or loss associated with remeasurement of the digital assets recognized in net income (loss) during each reporting period. Upon disposal of a digital asset (e.g., by sale, exchange or transfer), the Company derecognizes the asset and recognizes a realized gain or loss in net income, calculated as the difference between the consideration received and the asset’s carrying amount.

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

The Company follows the guidance in FASB ASC Subtopic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more-likely-than-not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. At March 31, 2026 and December 31, 2025, the Company had no unrecognized uncertain income tax positions, and therefore no amounts have been recognized in the consolidated financial statements.

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

Potentially dilutive securities not included in the computation of loss per share for the three months ended March 31, 2026 and 2025 are as follows:

	For the three months ended March 31,
	2026	2025
Outstanding options to purchase shares of common stock	656,163	242,788
Warrants to purchase shares of common stock	13,239,833	928,676
Total potentially dilutive securities	13,895,996	1,171,464

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which expands income tax footnote disclosure requirements, including rate reconciliation and income taxes paid disclosures. The standard is effective for fiscal years beginning after December 15, 2024. The ASU affects disclosure only and does not impact the recognition or measurement of income taxes under ASC 740. Accordingly, adoption of ASU 2023-09 had no impact on the Company’s income tax provision.

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

Note 3 – Digital Assets

The following table sets forth the units held, cost basis, and fair value of CC held, as shown on the consolidated balance sheet as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Canton Coin
Units held	3,677,150,850	3,339,567,946
Cost basis	$578,593,029	$523,770,731
Fair value	$541,569,363	$501,760,369

Cost basis is equal to the cost of the digital asset, net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted digital assets prices within the Company’s principal market at the time of measurement.

The following table presents a reconciliation of digital assets held as of March 31, 2026:

Fair value, December 31, 2025 balance	$501,760,369
Additions from purchases	54,822,298
Unrealized losses	(15,013,304)
Fair value, March 31, 2026 balance	$541,569,363

Note 4 – Common Stock

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

Additionally, on November 3, 2025, the Company entered into securities purchase agreements (the “Cryptocurrency Securities Purchase Agreements”) with certain accredited investors (the “Cryptocurrency Purchasers”) pursuant to which the Company agreed to sell in a private placement (the “Cryptocurrency Offering”) pre-funded warrants (the “Cryptocurrency Pre-Funded Warrants”) to purchase 145,105,094 shares of Common Stock at an offering price of $3.075 for gross proceeds in Canton Coin of approximately $446.2 million. The Cryptocurrency Purchasers will tender Canton Coin to the Company as consideration for the Cryptocurrency Pre-Funded Warrants. The exercise of the Cryptocurrency Pre-Funded Warrants into Common Stock is subject to shareholder approval (“Shareholder Approval”) and such warrants will not be exercisable until such Shareholder Approval is received. Net proceeds to the Company from the combined Cash Offering and Cryptocurrency Offering were approximately $537.1 million after deducting $8.5 million in offering costs. Both the Cash Offering and Cryptocurrency Offering closed on November 6, 2025.

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

On November 6, 2025, the Company entered into an at-the-market agreement (the “2025 ATM Agreement”) with ClearStreet LLC and President Street Global LLC (the “ATM Sales Agents”) under which the Company may sell, from time to time through the ATM Sales Agents, shares of common stock in one or more offerings up to a total dollar amount of $65 million. On December 3, 2025 President Street Global LLC provided notice to the Company terminating participation in the 2025 ATM Agreement, leaving Clear Street LLC as the sole ATM Sales Agent. Sales of shares of the Company’s common stock through the ATM Sales Agent, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Stock Market LLC or any other existing trading market for the common shares. The Company’s common stock was being offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 and an accompanying prospectus declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2023, and pursuant to a prospectus supplement dated November 7, 2025. As of December 31, 2025, the Company had sold 1,657,799 shares of common stock pursuant to the 2025 ATM Agreement for net proceeds of approximately $5.1 million after deducting commissions of approximately $0.1 million.

On January 21, 2026, the Company closed an underwritten direct offering for 1,800,000 shares of its common stock, par value $0.0001 per share at an offering price of $2.92 per share and pre-funded warrants to purchase up to 17,000,000 shares of common stock at an offering price of $2.9199 per pre-funded warrant. The exercise price of each pre-funded warrant is $0.0001 per share (the “January 2026 Offering”). Net proceeds to the Company for the January 2026 Offering were approximately $52.7 million after deducting $2.2 million in offering costs.

The January 2026 Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-292648), including the prospectus included therein, previously filed with the Securities and Exchange Commission (the “SEC”) and which became effective on January 16, 2026, and a prospectus supplement and the accompanying prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

On February 18, 2026, the Company’s common stock began trading under the ticker symbol, “CNTN.”

On March 3, 2026, the Company entered into an amended and restated sales agreement (the “March 2026 ATM Agreement”), with Clear Street and Virtu Americas LLC (“Virtu”, and together with Clear Street, the “Sales Agents”), relating to the sale of shares of the Company’s common stock. The sales agreement amends and restates the 2025 ATM Agreement. Pursuant to the March 2026 ATM Agreement, the aggregate gross sales price of common stock available for issuance under the Sales Agreement is $300,000,000 and such amount excludes the common stock previously sold under the 2025 ATM Agreement. The Company’s common stock is being offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration Statement No. 333-292648), including the prospectus included therein, previously filed with the SEC which became effective on January 16, 2026. For the three months ended March 31, 2026 the Company has sold 7,921,179 shares of common stock pursuant to the 2025 ATM Agreement and March 2026 ATM Agreement for net proceeds of approximately $35 million after deducting commissions of approximately $0.5 million.

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

The Company granted options to acquire 255 shares of common stock at $4,950 per share under the 2017 Plan. During the three months ended March 31, 2026, options to acquire 120 shares of common stock were forfeited. At March 31, 2026 there were no options outstanding. At December 31, 2025, there were 120 options outstanding to acquire shares of common stock.

In July 2019, the Company authorized the 2019 Stock Incentive Plan (the “2019 Plan”). Under the 2019 Plan, the Company could grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates.

The Company granted options to acquire 10,452 shares of common stock under the 2019 Plan, of which 4,940 were exercised. During the three months ended March 31, 2026, options to acquire 759 shares of common stock were forfeited. There are stock options outstanding to acquire 134 shares of common stock with a weighted-average exercise price of $498.75 and weighted average contractual terms of 6.0 years at March 31, 2026. At December 31, 2025 there were 893 options outstanding to acquire shares of common stock.

On August 17, 2023, the Company authorized the Tharimmune, Inc., Inc. 2023 Omnibus Incentive Plan (as amended, the “2023 Plan”). Under the 2023 Plan, the Company may grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. Under an amendment and restatement to the 2023 Plan approved by the Company’s stockholders on May 14, 2024, an “evergreen” provision was added to automatically increase the number of shares available under the 2023 Plan on January 1 annually, beginning January 1, 2025 and ending January 1, 2033, equal to the lesser of five percent of the shares of common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year or such lesser number of shares of the Company’s common stock as determined by the Board of Directors. Effective January 1, 2025, an additional 98,688 shares of the Company’s common stock were added to the 2023 Plan, effective June 10, 2025, the shareholders approved an amendment to the 2023 Plan, increasing the 2023 Plan by 520,314 shares, effective October 9, 2025, the shareholders approved an additional amendment to the 2023 Plan, increasing the 2023 Plan by 1,207,398 shares, to a total of 2,000,000 shares available under the 2023 Plan. On January 30, 2026 shareholders approved an amendment to the 2023 Plan, increasing the shares authorized by 7,000,000 to a total of 9,000,000. 7,793,342 and 802,671 shares of common stock remained available for issuance under the 2023 Plan as of March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026 and 2025, the Company granted 0 and 133,833 options to acquire shares of common stock under the 2023 Plan, respectively. During the three months ended March 31, 2026 and 2025, there were no options forfeited or exercises under the 2023 Plan. As of March 31, 2026 there were stock options outstanding to acquire 656,029 shares of common stock with a weighted-average exercise price of $1.94 and weighted-average contractual terms of 9.3 years.

The following table summarizes stock-based activities under the 2017 Plan, 2019 Plan, and 2023 Stock Incentive Plans:

		Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Contractual
	Options	Price	Terms

Outstanding at December 31, 2025	657,042	$4.32	9.5 years
Forfeited	(879)	$1,626.87	N/A
Outstanding at March 31, 2026	656,163	$2.04	9.3 years

Exercisable options at March 31, 2026	656,163	$2.04	9.3 years

Vested and expected to vest at March 31, 2026	656,163	$2.04	9.3 years

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

Stock options granted during the three months ended March 31, 2026 and 2025 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the three months ended March 31,
	2026	2025

Expected volatility	N/A	102.3%
Risk-free interest rate	N/A	4.61%
Expected dividend yield	N/A	0%
Expected life of options in years	N/A	5.0
Estimated fair value of options granted	N/A	1.5

There were no options granted in the three months ended March 31, 2026. The weighted-average grant date fair value of stock options granted during three months ended March 31, 2025 was approximately $1.50. There were no options that vested in the three months ended March 31, 2026. All options granted were fully vested as of December 31, 2025. The weighted-average fair value of stock options vested during the three months ended March 31, 2025 was approximately $2.57.

Total stock-based compensation expense included in the accompanying consolidated statements of operations was as follows:

	For the three months ended March 31,
	2026	2025
Research and development	$-	$93,865
General and administrative	32,259,757	125,341
Total stock-based compensation	$32,259,757	$219,179

As of March 31, 2026, there was no unrecognized compensation expense related to non-vested options.

Warrants

The Company has issued warrants to purchase shares of common stock in connection with various offerings, including those described in Note 4. The exercise of the Cryptocurrency Pre-Funded Warrants into common stock was subject to shareholder approval, and was approved on January 30, 2026 at a special meeting.

The Strategic Advisor Warrants are compensatory and the issuance of shares pursuant to their exercise was approved by shareholders on January 30, 2026 so the Company recorded $31,728,511 of stock based compensation expense for the three months ended March 31, 2026. The Strategic Advisory Warrants were valued at $3.075, the per share offering price of the Cash Offering and Cryptocurrency Offering which closed on November 6, 2025.

Terms of the warrants outstanding at March 31, 2026 are as follows:

	Initial	Expiration	Exercise	Warrants	Warrants	Warrants
Issuance Date	Exercise Date	Date	Price	Issued	Exercised	Outstanding

January 14, 2022	July 10, 2022	January 11, 2027	$1,875.00	500	-	500

May 2, 2023	November 2, 2023	May 2, 2028	$234.375	424	-	424

November 30, 2023	May 27, 2024	May 2, 2028	$18.75	20,000	-	20,000

June 21, 2024	June 21, 2024	N/A	$0.001	452,253	452,253	-

June 21, 2024	June 21, 2024	December 21, 2029	$3.09	329,771	229,430	100,341

June 21, 2024	June 21, 2024	December 21, 2029	$3.06	39,573	-	39,573

December 9, 2024	December 9, 2024	N/A	$0.001	491,157	491,157	-

December 9, 2024	June 9, 2025	December 9, 2030	$2.03	480,721	317,673	163,048

December 9, 2024	June 9, 2025	December 9, 2030	$2.031	57,687	-	57,687

June 20, 2025	June 20, 2025	N/A	$0.001	137,838	137,838	-

June 20, 2025	December 20, 2025*	June 20, 2031*	$1.29	1,689,189	858,111	831,078

June 20, 2025	December 20, 2025*	June 20, 2031*	$3.00	844,570	114,862	729,708

June 20, 2025	December 20, 2025	June 20, 2031	$1.29	118,243	6,739	111,504

June 20, 2025	December 20, 2025	June 20, 2031	$3.00	59,119	-	59,119

July 25, 2025	July 25, 2025	N/A	$0.001	559,910	559,910	-

July 25, 2025	January 25, 2026*	July 25, 2031*	$1.66	974,241	260,354	713,887

July 25, 2025	July 25, 2025	N/A	$0.001	103,490	103,490	-

July 25, 2025	January 25, 2026*	July 25, 2031*	$1.52	744,680	699,088	45,592

July 25, 2025	January 25, 2026	July 25, 2031	$1.66	52,128	2,971	49,157

August 26, 2025	August 26, 2026	N/A	$0.001	983,111	983,111	-

November 6, 2025	November 6, 2025	N/A	$0.001	6,351,021	-	6,351,021

November 6, 2025	November 6, 2025	N/A	$0	145,105,094	9,590,012	135,515,082

November 6, 2025	January 30, 2026	January 30, 2031	$0.001	10,318,215	-	10,318,215

January 21, 2026	January 21, 2026	N/A	$.0001	17,000,000	-	17,000,000

*	The exercise and expiration dates for the referenced common warrants were amended in October 2025 to reflect an exercise date of October 1, 2025.

Restricted Stock Units

During the three months ended March 31, 2025, as stock-based consideration for consulting services, the Company granted restricted stock units (“RSUs”) under the 2023 Plan representing the right to receive 35,000 shares of the Company’s common stock. During the three months ended March 31, 2026 as stock-based consideration for consulting services, the Company granted RSUs under the 2023 Plan representing the right to receive 15,000 shares of the Company’s common stock. The RSUs will 100% vest on June 30, 2026, provided that the grantee remains a consultant of the Company.

The grant date fair value of an RSU represents the closing price of the Company’s common stock on the date of grant. For those not vesting immediately, the estimated fair value of each RSU is then expensed over the requisite service period, which is generally the vesting period.

The total stock compensation expense related to RSUs for the three months ended March 31, 2026 and 2025 was $31,248 and $8,274, respectively. The total estimated fair value of unvested RSUs at March 31, 2026 was $146,075, of which $69,857 remains to be vested quarterly through June 30, 2026. As of March 31, 2026, there are 50,000 outstanding unvested RSUs, which will fully vest on June 30, 2026.

During the three months ended March 31, 2026 the Company issued 162,601 shares of common stock to Clear Street LLC in connection with their services as an advisor in the Cash Offering and Cryptocurrency Offering which closed on November 6, 2025 (the “Advisor RSUs”). The Advisor RSUs share issuance was approved by shareholders during a special meeting on January 30, 2026. The Advisor RSUs were valued at $3.075 per share, the per share offering price of the Cash Offering and Cryptocurrency Offering which closed on November 6, 2025. The company recorded $499,998 of stock compensation expense related to the Advisor RSUs for the three months ended March 31, 2026.

Note 6 – Income Taxes

The following table presents the income tax provision (benefit) and effective tax rate:

	Three Months Ended March 31,
	2026	2025
Income tax provision (benefit)	(4,220,240)	-
Effective tax rate	8.2%	-

The effective tax rate reflects a full valuation allowance against net deferred tax assets, including tax loss carryforwards. The Company has recognized a deferred tax provision (benefit) in connection with unrealized gains or losses on Digital Assets.

Note 7 – Commitments and Contingencies

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

During the three months ended March 31, 2026 and 2025, the Company incurred no fees to Minotaur.

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

Pursuant to the ABSI Agreement: (i) the Company issued ABSI 25,107 shares of its common stock which is equal to $250,000 based on the ten day trailing volume weighted-average price of the Company’s common stock prior to the date of issuance, (ii) in the event the Company closes a financing pursuant to which it receives more than $10 million in Net Proceeds (as defined in the ABSI Agreement), the Company shall pay ABSI a mid-six digit amount; (iii) upon the achievement of certain milestones as set forth in the ABSI Agreement, the Company shall pay ABSI up to an aggregate of $8,250,000; (iv) after the second anniversary of the ABSI Effective Date, the Company shall pay ABSI a low five digit amount for the first year and a mid-five digit amount thereafter during the Royalty Term (as defined in the ABSI Agreement); and (v) during the Royalty Term for each Product, the Company shall pay ABSI a quarterly royalty on the Net Sales (as defined in the ABSI Agreement) with royalties at percentages which range from the low to mid-single digits, with high Net Sales being subject to lower royalty rates, subject to adjustment as set forth in the ABSI Agreement. In addition, in the event the Company transfers all or substantially all of its rights to a Product to a third party, the Company shall pay to ABSI the percentage of Net Proceeds attributable to the transfer of the Product. Specifically, the Company shall pay ABSI amounts at percentages which range from the mid-single digit to low double digits depending on the Company Expenses (as defined in the ABSI Agreement), with higher Company Expenses being subject to lower rates.

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

On March 11, 2024, the Company entered into an addendum to the ABSI Agreement to fund research services with quarterly payments of $50,000 beginning March 18, 2024 with subsequent payments due on the 18th of each calendar quarter. Effective July 31, 2025, the quarterly services agreement was terminated. During the three months ended March 31, 2026 and 2025, the Company incurred research service expense of $0 and $50,000 to ABSI, respectively.

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

During the three months ended March 31, 2026 and 2025, the Company incurred milestone fees to Avior of $0 and $200,000, respectively in accordance with the terms of the agreement.

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

During the three months ended March 31, 2026 and 2025, the Company incurred license fees of $0 and $200,000, respectively to Enkefalos in accordance with the terms of the agreement.

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

During the three months ended March 31, 2026 and 2025, the Company incurred fees of $0 and $600,000, respectively to Intract in accordance with the terms of the agreement.

Note 8 – Related Party Transactions

The Company’s Chairman through year ended December 31, 2025 is a partner and licensed broker at President Street Global, a consultant for the Company. His combined ownership, both individually and through President Street Global and additional companies, is approximately 4% of the Company’s outstanding common stock, including common shares available upon exercise of warrants and vested options to purchase shares of the Company’s common stock. The Company made payments of $800,000 to President Street Global for services rendered during the three months ended March 31, 2026.

During the three months ended March 31, 2026, the Company purchased $47,222,299 of CC in OTC transactions from an affiliate cryptocurrency liquidity provider under the control of a shareholder who beneficially owns more than 5% of the Company’s outstanding common stock.

Note 9 – Segment Reporting

The Company has two reportable segments: digital asset treasury and clinical stage bio-technology.

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and evaluates the financial performance of the business and makes resource allocation decisions on the basis of net income/(loss) before income taxes.

Summary segment financial performance measures evaluated by the CODM as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025:

	Segment Assets
	March 31, 2026	December 31, 2025
Digital asset treasury segment	$582,999,512	$513,964,900
Clinical stage bio-technology segment	1,655,101	5,181,535
Total assets	$584,654,613	$519,146,435

Digital asset treasury segment

	For the three months ended March 31,
	2026	2025
Loss from operations	$(35,221,181)	$-
Other income (expense) (a)	318,178	-
Unrealized loss on digital assets holdings	(15,013,304)	-
Total loss before income taxes	$(49,916,307)	$-

Clinical stage bio-technology segment

	For the three months ended March 31,
	2026	2025
Loss from operations	$(1,647,130)	$(2,546,669)
Other income (expense) (a)	-	4,965
Total loss before income taxes	$(1,647,130)	$(2,541,704)

(a)	Other income (expense) consists of interest income and interest expense.

The following table is a reconciliation of segment total loss before income taxes to our consolidated total loss before income taxes.

	For the three months ended March 31,
	2026	2025
Digital asset treasury segment total loss before income taxes	$(49,916,307)	$-
Clinical stage bio-technology segment total loss before income taxes	(1,647,130)	(2,541,704)
Consolidated total loss before income taxes	$(51,563,437)	$(2,541,704)

Note 10 – Subsequent Events

Except as noted below, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

ATM Sales

From April 1, 2026 to May 11, 2026 the Company has sold 936,609 shares of common stock pursuant to the 2025 ATM Agreement and March 2026 ATM Agreement for net proceeds of approximately $3.26 million after deducting commissions of approximately $50 thousand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as may be amended, supplemented, or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” or “Canton Strategic Holdings,” refer to Canton Strategic Holdings, Inc., individually, or as the context requires, collectively with its subsidiary.

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

In connection with this shift, in November 2025 we completed a private placement offering, strengthening our liquidity and supporting our digital asset treasury strategy. Concurrently, we entered into an at-the-market equity program through a shelf registration statement. In January 2026, we completed a registered direct offering of common stock and pre-funded warrants, further strengthening our capital position.

Our digital asset treasury strategy is centered on acquiring, holding and deploying CC and supporting the Canton Network through validator operations, application support and ecosystem participation.

Our results of operations for the three months ended March 31, 2026 reflect our two reportable segments: legacy biotechnology operations, and our digital asset treasury strategy initiated in November 2025. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional segment financial performance information.

Components of Results of Operations

Revenue

We have not recognized revenue since inception or for the three months ended March 31, 2026 and 2025.

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

We cannot determine with certainty the duration and costs of future clinical trials of our product candidates or any other product candidates we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our current and future product candidates will depend on a variety of factors, including:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth key components of our results of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025	Change

Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$267,823	$594,070	$(326,247)
General and administrative	36,600,488	1,952,599	34,647,889
Total operating expenses	36,868,311	2,546,669	34,321,642
Other income (expense):
Interest expense	-	(8,471)	8,471
Interest income	318,178	13,436	304,742
Unrealized loss from digital assets holdings	(15,013,304)	-	(15,013,304)
Total other income (expense)	(14,695,126)	4,965	(14,700,091)
Total loss before income taxes	$(51,563,437)	$(2,541,704)	$(49,021,733)

Research and Development Expenses

Research and development expenses decreased by $0.3 million, or 55%, to $0.3 million for the three months ended March 31, 2026 from $0.6 million for three months ended March 31, 2025. The decrease was driven by less research and development activity in our programs.

General and Administrative Expenses

General and administrative expenses increased by $34.6 million, or 1174%, to $36.6 million for the three months ended March 31, 2026 from $2.0 million for the three months ended March 31, 2025. The digital asset treasury strategy drove the increased general and administrative expense. The change in general and administrative expenses was primarily due to increases of (i) $32.1 million in stock based compensation (see Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), (ii) $0.8 million in compensation expenses including accrued bonuses, (iii) $0.8 million in legal and other professional services (iv) $0.2 million in insurance expenses.

Interest Expense

Interest expense decreased by $8,471, or 100%, to $0 for the three months ended March 31, 2025 from $8,471 for the three months ended March 31, 2025. The interest expense incurred in 2025 was primarily related to a director and officer insurance premium financing liability as well as a note payable. We have paid such obligations in full as of December 31, 2025 and did not incur any interest expense for the three months ended March 31, 2026.

Interest Income

Interest income increased by approximately $0.3 million, or 2268%, to $0.3 million for the three months ended March 31, 2026 from $0.01 million for the three months ended March 31, 2025. The increase in interest income was due to the increase in investible cash and equivalents.

Unrealized Loss from Digital Assets Holdings

We recorded an unrealized loss from digital assets holdings of $15.0 million for the three months ended March 31, 2026. We did not have any loss (or gain) from digital asset holdings for the three months ended March 31, 2025. We did not own digital assets prior to the Cryptocurrency Offering in November 2025. The current period unrealized loss is a result of the reference price of CC as of March 31, 2026 being less than the weighted average cost of our CC holdings. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about our digital assets holdings

Liquidity and Capital Resources

On November 3, 2025, we raised net proceeds of over $537 million through a private placement offering, and on January 21, 2026 we raised approximately $53 million in a registered direct offering and have raised approximately $35 million year to date pursuant to the 2025 ATM Agreement and March 2026 ATM Agreement. We believe we have sufficient liquidity to fund anticipated cash requirements for operations and working capital purposes through at least March 2027.

Cash Flow Activities for the Three Months Ended March 31, 2026 and 2025

The following table sets forth a summary of our cash flows for the periods presented.

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(7,635,188)	$(2,689,001)
Net cash used in investing activities	(54,822,298)	-
Net cash provided by financing activities	86,956,878	205,568
Net increase (decrease) in cash	$24,499,392	$(2,483,433)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2026 was $7.6 million which consisted of net loss of $47.3 million, adjusted for non-cash stock-based compensation of approximately $32.3 million, unrealized loss from digital asset holdings of approximately $15.0 million, a decrease of $4.2 million for deferred tax benefit, and a net decrease in operating assets and liabilities of approximately $3.3 million.

Cash used in operating activities for the three months ended March 31, 2025 was $2.7 million which consisted of net loss of $2.5 million, and a net decrease in operating assets and liabilities of approximately $0.4 million partially offset by non-cash stock-based compensation of approximately $0.2 million.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2026 was $54.8 million, representing the purchase of digital assets. There were no cash flows from investing activities during the three months ended March 31, 2025.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2026 was $87.0 million. The net increase in financing activities was due to proceeds from the January 2026 Offering of $54.9 million, proceeds from the 2025 ATM Agreement and March 2026 ATM Agreement offerings of $35.5 million, proceeds from the exercise of warrants of less than $0.1 million. These increases were offset by payments of issuance costs of $3.6 million.

Cash provided by financing activities for the three months ended March 31, 2025 was $0.2 million. The net increase in financing activities was due to proceeds from the insurance premium financing liability of $0.3 offset by payments of the insurance premium financing liability of $0.1 million and repayments of the note payable of less than $0.1 million.

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

Recently Issued and Adopted Accounting Standards

See Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 31, 2026 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2026)

4.1	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22 , 2026)

10.1	Underwriting Agreement, dated January 20, 2026, by and among Tharimmune, Inc. and Clear Street LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22 , 2026)

10.2+	Employment Agreement with Angela Dominy Radkowski, dated February 5, 2026 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2026)

10.3	Amended and Restated Sales Agreement, dated as of March 3, 2026, among the Company and Clear Street LLC and Virtu Americas LLC, as Sales Agents (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2026)

10.4+	Second Amendment to Amended And Restated 2023 Omnibus Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s 2026 Special Meeting of stockholders filed with the SEC on January 16, 2026)

10.5+	First Amendment to Tharimmune, Inc. Amended and Restated 2023 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 9, 2025)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline XBRL included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTON STRATEGIC HOLDINGS, INC.

Date: May 13, 2026	By:	/s/ Mark Wendland
Mark Wendland
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Jacob Asbury
Jacob Asbury
Chief Financial Officer
(Principal Financial and Accounting Officer)

