Form 10-Q
period 2026-06-30
Canton Strategic Holdings, Inc.
filed 2026-08-14
CIK 1861657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-41210

CANTON STRATEGIC HOLDINGS, INC.

(Exact name of registrant as specified in charter)

Delaware	84-2642541
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

1460 Broadway, New York, NY	10036
(Address of principal executive offices)	(Zip code)

(212) 210-6006

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

Number of shares of common stock outstanding as of August 13, 2026 was 79,681,361.

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;
●	our estimates regarding expenses, future revenues and capital requirements;
●	the adoption of a digital asset treasury;
●	our ability to continue as a going concern;
●	fluctuations in the market price of Canton Coin;
●	our future growth and operational progress;
●	our ability to become profitable;
●	our future financing arrangements;
●	our future expenses and cash flow;
●	any future stock price;
●	our ability to build commercial infrastructure;
●	failure to realize the anticipated benefits of the digital asset treasury strategy;
●	changes in business, market, financial, political and regulatory conditions;
●	risks relating to our operations and business, including the highly volatile nature of the price of Canton Coin and other cryptocurrencies;
●	the risk that the price of our common stock may be highly correlated to the price of the digital assets that we hold;
●	our ability to operate as a Super Validator and run additional Validators on the Canton Network;
●	the success, cost and timing of our clinical trials;
●	our dependence on third parties to carry out our operations;
●	our ability to comply with applicable laws and obtain the necessary regulatory approvals to market and commercialize our product candidates;
●	the results of market research conducted by us or others;
●	our ability to obtain and maintain intellectual property protection for our current and future product candidates;
●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;
●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel; and
●	general business and economic conditions.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CANTON STRATEGIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025

ASSETS

Current assets
Cash and cash equivalents	$37,241,568	$12,007,148
Prepaid expenses and other current assets	3,274,069	197,383
Current assets held for sale	700,997	5,181,535

Total current assets	41,216,634	17,386,066

Digital assets	523,353,752	501,760,369

Total assets	$564,570,386	$519,146,435

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$916,244	$521,201
Accrued expenses	983,715	506,460
Current liabilities held for sale	726,039	2,258,703

Total current liabilities	2,625,998	3,286,364

Deferred tax liability	107,041,776	117,934,191

Total liabilities	109,667,774	121,220,555

Commitments and contingencies (see Note 7)

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of June 30, 2026 and December 31 2025, 77,273,206 shares and 37,112,466 shares issued and 77,272,960 shares and 37,112,220 shares outstanding as of June 30, 2026 and December 31 2025, respectively	7,727	3,711
Additional paid-in capital	594,380,217	470,809,478
Accumulated deficit	(139,415,367)	(72,817,344)
Treasury stock, at cost, 246 shares held in treasury as of June 30, 2026 and December 31, 2025	(69,965)	(69,965)

Total stockholders’ equity	454,902,612	397,925,880

Total liabilities and stockholders’ equity	$564,570,386	$519,146,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANTON STRATEGIC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenue
Network validation revenue	$191,226	$-	$191,226	$-
Other revenue	1,304,633	-	1,304,633	-

Total revenue	1,495,859	-	1,495,859	-

Operating expenses
Research and development	-	123,638	-	215,087
General and administrative	2,698,013	1,304,956	37,919,194	3,257,555

Total operating expenses	2,698,013	1,428,594	37,919,194	3,472,642

Loss from operations	(1,202,154)	(1,428,594)	(36,423,335)	(3,472,642)

Other income (expense)
Interest expense	-	(6,161)	-	(14,632)
Interest income	311,848	2,168	630,026	15,604
Unrealized loss from digital assets holdings	(23,735,950)	-	(38,749,254)	-

Total other income (expense), net	(23,424,102)	(3,993)	(38,119,228)	972

Total loss before income taxes	(24,626,256)	(1,432,587)	(74,542,563)	(3,471,670)

Provision (benefit) for income taxes	(6,672,175)	-	(10,892,415)	-
Net loss from continuing operations	(17,954,081)	(1,432,587)	(63,650,148)	(3,471,670)
Net loss from discontinued operations	(1,300,745)	(422,566)	(2,947,875)	(925,187)

Net loss	$(19,254,826)	$(1,855,153)	$(66,598,023)	$(4,396,857)

Net loss per share:
Continuing operations – basic and diluted	$(0.08)	$(0.50)	$(0.30)	$(1.27)
Discontinued operations – basic and diluted	$(0.01)	$(0.15)	$(0.01)	$(0.34)

Weighted average number of common shares outstanding:
Basic and diluted	216,864,938	2,877,327	212,310,722	2,725,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANTON STRATEGIC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

For the three months ended June 30, 2025:

Balance, March 31, 2025	2,108,999	$211	$38,697,881	$(39,442,798)	246	$(69,965)	$(814,671)

Private investment in public equity offering, net of issuance costs of $240,000	1,551,351	155	2,259,845	-	-	-	2,260,000

At-the-market offerings, net of issuance costs of $37,332	163,359	16	219,531	-	-	-	219,547

Cashless exercise of pre-funded warrants	391,157	39	(39)	-	-	-	-

Issuance costs related to Form S-8 Options Registration Statement	-	-	(10,000)	-	-	-	(10,000)

Stock issuance pursuant to termination agreement	6,300	1	8,252	-	-	-	8,253

Net loss	-	-	-	(1,855,153)	-	-	(1,855,153)

Stock based compensation	-	-	559,383	-	-	-	559,383

Balance, June 30, 2025	4,221,166	$422	$41,734,853	$(41,297,951)	246	$(69,965)	$367,359

For the six months ended June 30, 2025:

Balance, December 31, 2024	1,973,999	$198	$38,278,503	$(36,901,094)	246	$(69,965)	$1,307,642

Private investment in public equity offering, net of issuance costs of $240,000	1,551,351	155	2,259,845	-	-	-	2,260,000

At-the-market offerings, net of issuance costs of $37,332	163,359	16	219,531	-	-	-	219,547

Cashless exercise of pre-funded warrants	491,157	49	(49)	-	-	-	-

Stock issuance pursuant to bonus liability	-	-	200,212	-	-	-	200,212

Restricted stock unit issuance pursuant to service agreement	35,000	3	(3)	-	-	-	-

Issuance costs related to Form S-8 Options Registration Statement	-	-	(10,000)	-	-	-	(10,000)

Stock issuance pursuant to termination agreement	6,300	1	8,252	-	-	-	8,253

Net loss	-	-	-	(4,396,857)	-	-	(4,396,857)

Stock based compensation	-	-	778,562	-	-	-	778,562

Balance, June 30, 2025	4,221,166	$422	$41,734,853	$(41,297,951)	246	$(69,965)	$367,359

For the three months ended June 30, 2026:

Balance, March 31, 2026	56,656,517	$5,665	$590,024,159	$(120,160,541)	246	$(69,965)	$469,799,318

At-the-market offerings, net of issuance costs of $532,895	1,193,159	119	4,201,276	-	-	-	4,201,395

Cashless exercise of pre-funded warrants	17,768,864	1,777	(1,777)	-	-	-	-

Exercise of common warrants	1,609,512	161	91,707	-	-	-	91,868

Cashless exercise of common warrants	45,154	5	(5)	-	-	-	-

Issuance costs	-	-	(5,000)	-	-	-	(5,000)

Net loss	-	-	-	(19,254,826)	-	-	(19,254,826)

Stock based compensation	-	-	69,857	-	-	-	69,857

Balance, June 30, 2026	77,273,206	$7,727	$594,380,217	$(139,415,367)	246	$(69,965)	$454,902,612

For the six months ended June 30, 2026:

Balance, December 31, 2025	37,112,466	$3,711	$470,809,478	$(72,817,344)	246	$(69,965)	$397,925,880

Registered direct public offerings, net of issuance costs of $2,195,772	1,800,000	180	52,698,348	-	-	-	52,698,528

At-the-market offerings, net of issuance costs of $596,875	9,114,338	911	39,193,898	-	-	-	39,194,809

Cashless exercise of pre-funded warrants	27,358,876	2,736	(2,736)	-	-	-	-

Exercise of common warrants	1,674,091	167	186,412	-	-	-	186,579

Cashless exercise of common warrants	50,834	6	(6)	-	-	-

Restricted stock unit issuance pursuant to service agreement	162,601	16	(16)	-	-	-	-

Issuance costs	-	-	(834,775)	-	-	-	(834,775)

Net loss	-	-	-	(66,598,023)	-	-	(66,598,023)

Stock based compensation	-	-	32,329,614	-	-	-	32,329,614

Balance, June 30, 2026	77,273,206	$7,727	$594,380,217	$(139,415,367)	246	$(69,965)	$454,902,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANTON STRATEGIC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(66,598,023)	$(4,396,857)
Net loss from discontinued operations	(2,947,875)	(925,187)
Net loss from continuing operations	(63,650,148)	(3,471,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash revenue from network validation and services	(1,515,630)	-
Unrealized loss from digital assets holdings and receivables	38,749,254	-
Deferred tax benefit	(10,892,415)	-
Stock based compensation	32,329,614	430,917
Increase in operating assets:
Prepaid expenses and other current assets	(764,031)	(150,755)
Increase (decrease) in operating liabilities:
Accounts payable	(158,596)	329,453
Accrued expenses	477,255	(225,964)
Net cash used in operating activities – continuing operations	(5,424,697)	(3,088,019)
Net cash used in operating activities – discontinued operations	(4,448,795)	(743,512)
Net cash used in operating activities	(9,873,492)	(3,831,531)

Cash flows from investing activities:
Purchase of digital assets	(59,586,023)	-
Collateral paid on digital asset option contracts	(1,000,000)	-
Net cash used in investing activities	(60,586,023)	-

Cash flows from financing activities:
Proceeds from issuance of common stock upon registered direct public equity offerings	54,894,300	-
Proceeds from issuance of common stock upon private investment in public equity offerings	-	2,500,000
Proceeds from issuance of common stock upon at-the-market offerings	39,791,684	266,625
Proceeds from exercise of common stock warrants	186,579	-
Payment of deferred offering costs and other issuance costs	(3,627,422)	(272,246)
Proceeds from insurance premium financing liability	-	285,178
Repayment of insurance premium financing liability	-	(200,638)
Repayments of note payable	-	(64,769)
Net cash provided by financing activities	91,245,141	2,514,150
Net increase (decrease) in cash	20,785,626	(1,317,381)

Cash, beginning of period – including discontinued operations	17,032,748	3,559,361

Cash, end of period – including discontinued operations	37,818,374	2,241,980
Cash, end of period – discontinued operations	576,806	-
Cash, end of period –continuing operations	$37,241,568	$2,241,980

Supplemental disclosure of non-cash activities:
Digital assets acquired but not yet settled in cash	$77,083	$-

Supplemental disclosure of non-cash financing activities:

Amortization of deferred offering cost from ATM offering	$-	$24,832

Reduction of premium related to insurance premium financing	$-	$101,102

Issuance of note payable for settlement of previously incurred professional fees	$-	$314,485

Issuance of options to settle liability	$-	$200,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANTON STRATEGIC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Description of Business

Nature of Operations

Canton Strategic Holdings, Inc., formerly known as Tharimmune, Inc. (“Canton Strategic,” “Tharimmune,” or the “Company”) was incorporated on March 28, 2017, as a Delaware C-corporation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Gravitas Life Sciences, Inc. (“Gravitas”), formerly known as Hillstream Oncology, Inc.

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

During the three months ended June 30, 2026, the Company adopted a plan to dispose of the clinical-stage biotechnology business which will allow management to focus resources on the Canton Network focused digital asset treasury strategy. See Note 11 for further information regarding disposal of the biotechnology business.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These interim unaudited condensed consolidated financial statements (the “Interim Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as certain information has been condensed or omitted. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, these Interim Statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These Interim Statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC (“2025 Annual Report”).

Principles of Consolidation

The consolidated financial statements include the accounts of Canton Strategic and its wholly-owned subsidiary, Gravitas. All significant intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations

During the three months ended June 30, 2026, management committed to a plan for the divestiture of the Company’s wholly owned subsidiary, Gravitas. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, management evaluated the held for sale criteria under ASC 360-10-45-9 and concluded that Gravitas should be reported as discontinued operations in the financial statements included herein.

The assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025. The results of the discontinued operations are aggregated and presented separately in the Condensed Consolidated Statement of Operations as net loss from discontinued operations for the three and six months ended June 30, 2026 and 2025. The cash flows of the discontinued operations are reflected as cash flows from discontinued operations within the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2026 and 2025.

Amounts presented in assets and liabilities held for sale, and discontinued operations have been derived from our condensed consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of Gravitas business activities. See Note 10 for additional information on discontinued operations.

Revenue Recognition

The Company earns CC reward revenue through operating a Validator and Super Validator on the Canton Network. The Canton Network’s native token, CC, is issued under a burn-and-mint equilibrium model rather than a fixed block-reward schedule. New CC is minted approximately every ten minutes (a “round”) and allocated among three participant classes — Super Validators, Validators, and application providers — based on protocol-defined formulas. There is no identifiable counterparty that has contracted with the Company, negotiated terms, or agreed to pay consideration in exchange for a distinct good or service provided by the Company to that counterparty. As there is no customer or contract associated with the CC reward revenue, the Company applies the recognition and measurement principles of ASC 606 by analogy. The Company’s obligation is to provide validation/liveness services to the network for a given round. That obligation is satisfied — and the related reward is earned — at the completion of each round, when the Company has performed the requisite activity and the reward coupon becomes claimable/mintable. Rewards are received in CC, a non-cash asset. For purposes of applying ASC 606 by analogy, the Company considers its participation in each round to represent a separate arrangement and its validation and liveness activities for that round to represent a single performance obligation. No further performance obligations exist once a round’s reward is minted; there is no unsatisfied obligation requiring deferral of income into future periods. CC reward revenues are reported as Network validation revenue in the condensed consolidated statements of operations.

The Company provides locking-as-a-service (“LAAS”) to Canton Network Super Validators and Featured Applications, which are required under Canton Improvement Proposals (“CIP”) 105 and 116 to maintain a qualifying amount of CC identifiably locked. The Company locks its own CC on the customer’s behalf in a segregated wallet at its qualified custodian, retaining legal and beneficial ownership throughout; only the wallet ID, not custody or title, is shared with the Canton Foundation. Because the CC is never transferred to the customer, it continues to be accounted for under the Company’s digital asset policy for the full arrangement term. Each arrangement is a contract with a single customer — the Super Validator or Featured Application — containing one performance obligation: a stand-ready obligation to keep the agreed CC balance locked and verifiable throughout the term. Consistent with ASC 606-10-25-27 through 25-29, this obligation is satisfied over time, as the customer simultaneously receives and consumes the benefit of continuous, verifiable locking. The Company is compensated under one of three structures: (i) a stated daily interest rate on the locked CC balance; (ii) a percentage of the customer’s Canton Network rewards, net of an expense offset in certain cases; or (iii) a grant of equity in the customer, earned ratably over a one-year term. LAAS revenue is reported within Other revenue in the condensed consolidated statements of operations.

Interest / loan-type arrangements - Daily consideration is a fixed quantity of CC (rate × locked balance) that does not vary once accrued. This is noncash consideration under ASC 606-10-32-21 through 32-24; because the CC quantity itself is fixed, no variable-consideration constraint applies under ASC 606-10-32-11 through 32-13, as any resulting USD variability is attributable solely to the form of consideration (ASC 606-10-32-24). Revenue is recognized daily at fair value using that day’s end-of-day CC/USD reference rate, consistent with the right-to-invoice expedient (ASC 606-10-55-18), regardless of whether the counterparty ultimately settles in CC or USD.

Revenue share arrangements - The Company’s percentage of monthly Canton Network rewards, net of any expense offset, is not fixed or determinable until month-end. Consistent with ASC 606-10-32-11 through 32-13, no interim estimate is recognized; revenue is recognized once, at month-end, in the finalized amount, translated at the month-end reference rate.

Equity compensation arrangement - Consideration is an equity grant measured at estimated fair value at contract inception under ASC 606-10-32-21 through 32-24, with subsequent changes in the equity’s value excluded from the transaction price per ASC 606-10-32-24. Revenue is recognized straight-line over the twelve-month service term, with a corresponding contract asset recognized until the equity is issued.

Derivatives – Option Contracts

During the quarter ended June 30, 2026, the Company began entering into CC-denominated option contracts through the sale of collateral-secured put options, as a part of its digital asset strategy. These contracts meet the definition of derivative instruments under ASC 815, Derivatives and Hedging. The Company does not designate derivative instruments as hedging instruments for accounting purposes.

The Company accounts for its CC-referenced option contracts as derivative instruments and recognizes them on the condensed consolidated balance sheets as assets or liabilities at fair value, with subsequent changes in fair value recognized in earnings. Premiums paid or received at contract inception are included in the initial fair value of the derivative instrument. If an option contract is exercised, the related derivative asset or liability is derecognized upon settlement. If an option contract expires unexercised, the related derivative asset or liability is derecognized upon expiration. Gains and losses related to CC option contracts, including fair value remeasurement and settlements, are recorded within Other revenue in the condensed consolidated statements of operations.

CC options are not currently exchange traded, and the fair value of CC option contracts is determined using OTC dealer prices. The OTC dealer prices are classified within level 2 of the fair value hierarchy.

The Company is required to post collateral with counterparties in connection with its CC option contracts, typically in the form of cash. Collateral posted is accounted for separately from the related derivative instrument and is not offset against derivative assets or liabilities. Collateral posted is presented within prepaid expenses and other current assets on the condensed consolidated balance sheets as the CC option contracts are less than 12 months duration. Cash flows associated with collateral on CC option contracts are reported as investing activities in the consolidated statements of cash flows.

As of June 30, 2026 the fair value of the Company’s outstanding CC option contracts is a liability of $127,006, recorded in Accrued expenses on the condensed consolidated balance sheets.

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

Segment Reporting

The Company has two reportable segments: digital assets and clinical stage bio-technology. The digital assets segment operates a CC-centric digital asset treasury strategy. The clinical stage bio-technology segment develops therapeutic candidates for rare, inflammatory and oncologic conditions. The clinical stage bio-technology segment is reported as held for sale discontinued operations. As the continuing operations represent only the digital assets segment, the Company will not include segment reporting in future periods. See Note 9 for additional information on the Company’s segments.

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

Digital Assets

The Company accounts for its digital assets, which are comprised of CC, as intangible assets in accordance with ASC 350-60, Intangibles—Goodwill and Other-Crypto Assets. The Company’s digital assets are initially recorded at cost and subsequently measured at fair value with the gain or loss associated with remeasurement of the digital assets recognized in net income (loss) during each reporting period. Upon disposal of a digital asset (e.g., by sale, exchange or transfer), the Company derecognizes the asset and recognizes a realized gain or loss in net income, calculated as the difference between the consideration received and the asset’s carrying amount.

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

Digital Asset Receivables

The Company’s enters into contracts with customers for LAAS arrangements where settlement is denominated in CC. CC denominated receivables are remeasured at fair value during each reporting period with any associated gain or loss recognized in net income. The Company analogizes CC denominated receivables to a foreign currency denominated monetary asset under ASC 830. The Company determines fair value of CC receivables using the same pricing basis as digital assets under ASC 350-60.

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

The Company follows the guidance in FASB ASC Subtopic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more-likely-than-not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. At June 30, 2026 and December 31, 2025, the Company had no unrecognized uncertain income tax positions, and therefore no amounts have been recognized in the consolidated financial statements.

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

Potentially dilutive securities not included in the computation of loss per share for the six months ended June 30, 2026 and 2025 are as follows:

	For the six months ended June 30,
	2026	2025
Outstanding options to purchase shares of common stock	656,163	242,206
Warrants to purchase shares of common stock	11,630,321	3,639,797
Total potentially dilutive securities	12,286,484	3,882,003

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

Note 3 – Digital Assets

The following table sets forth the units held, cost basis, and fair value of CC held, as shown on the consolidated balance sheet as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Canton Coin
Units held	3,714,204,876	3,339,567,946
Cost basis	$584,064,579	$523,770,731
Fair value	$523,353,752	$501,760,369

Cost basis is equal to the cost of the digital asset, net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted digital assets prices within the Company’s principal market at the time of measurement.

The following table presents a reconciliation of digital assets held as of June 30, 2026:

Fair value, December 31, 2025 balance	$501,760,369
Additions from CC purchases	59,663,106
Additions from CC receipts on network validation and other income	630,742
Unrealized losses	(38,700,465)
Fair value, June 30, 2026 balance	$523,353,752

Note 4 – Common Stock

Pursuant to the Company’s Certificate of Incorporation, as amended (filed October 10, 2025), the Company has 1,000,000,000 (previously 250,000,000) shares of common stock authorized for issuance.

On November 3, 2025, the Company entered into securities purchase agreements (the “Cash Securities Purchase Agreements”) with certain accredited investors (the “Cash Purchasers”) pursuant to which the Company agreed to sell and issue to the Cash Purchasers in a private placement offering (the “Cash Offering”) an aggregate of 25,966,048 shares of common stock of the Company (the “Cash Shares”) and/or pre-funded warrants (the “Cash Pre-Funded Warrants”) to purchase 6,351,021 shares of common stock (the “Cash Pre-Funded Warrant Shares”) at an offering price of $3.075 per share (the “Per Share Cash Purchase Price”) for gross proceeds of approximately $99.4 million. Each of the Cash Pre-Funded Warrants is immediately exercisable for one share of common stock subject to certain beneficial ownership limitations set forth therein.

Additionally, on November 3, 2025, the Company entered into securities purchase agreements (the “Cryptocurrency Securities Purchase Agreements”) with certain accredited investors (the “Cryptocurrency Purchasers”) pursuant to which the Company agreed to sell in a private placement (the “Cryptocurrency Offering”) pre-funded warrants (the “Cryptocurrency Pre-Funded Warrants”) to purchase 145,105,094 shares of common stock at an offering price of $3.075 for gross proceeds in Canton Coin of approximately $446.2 million. The Cryptocurrency Purchasers tendered Canton Coin to the Company as consideration for the Cryptocurrency Pre-Funded Warrants. Net proceeds to the Company from the combined Cash Offering and Cryptocurrency Offering were approximately $537.1 million after deducting $8.5 million in offering costs. Both the Cash Offering and Cryptocurrency Offering closed on November 6, 2025.

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

On November 6, 2025, the Company entered into an at-the-market agreement (the “2025 ATM Agreement”) with Clear Street LLC and President Street Global LLC (the “ATM Sales Agents”) under which the Company may sell, from time to time through the ATM Sales Agents, shares of common stock in one or more offerings up to a total dollar amount of $65 million. On December 3, 2025 President Street Global LLC provided notice to the Company terminating participation in the 2025 ATM Agreement, leaving Clear Street LLC as the sole ATM Sales Agent. Sales of shares of the Company’s common stock through the ATM Sales Agent, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities, including, without limitation, sales made directly on the Nasdaq Stock Market LLC or any other existing trading market for the common shares. The Company’s common stock was being offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 and an accompanying prospectus declared effective by the SEC on March 24, 2023, and pursuant to a prospectus supplement dated November 7, 2025. As of December 31, 2025, the Company had sold 1,657,799 shares of common stock pursuant to the 2025 ATM Agreement for net proceeds of approximately $5.1 million after deducting commissions of approximately $0.1 million.

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

The January 2026 Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-292648), including the prospectus included therein, previously filed with the SEC and which became effective on January 16, 2026, and a prospectus supplement and the accompanying prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

On February 18, 2026, the Company’s common stock began trading under the ticker symbol, “CNTN.”

On March 3, 2026, the Company entered into an amended and restated sales agreement (the “March 2026 ATM Agreement”), with Clear Street and Virtu Americas LLC (“Virtu”, and together with Clear Street, the “Sales Agents”), relating to the sale of shares of the Company’s common stock. The sales agreement amends and restates the 2025 ATM Agreement. Pursuant to the March 2026 ATM Agreement, the aggregate gross sales price of common stock available for issuance under the March 2026 Agreement is $300,000,000 and such amount excludes the common stock previously sold under the 2025 ATM Agreement. The Company’s common stock is being offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration Statement No. 333-292648), including the prospectus included therein, previously filed with the SEC which became effective on January 16, 2026. For the six months ended June 30, 2026 the Company has sold 9,114,338 shares of common stock pursuant to the 2025 ATM Agreement and March 2026 ATM Agreement for net proceeds of approximately $39.2 million after deducting commissions of approximately $0.6 million.

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

The Company granted options to acquire 255 shares of common stock at $4,950 per share under the 2017 Plan. During the six months ended June 30, 2026, options to acquire 120 shares of common stock were forfeited. At June 30, 2026 there were no options outstanding. At December 31, 2025, there were 120 options outstanding to acquire shares of common stock.

In July 2019, the Company authorized the 2019 Stock Incentive Plan (the “2019 Plan”). Under the 2019 Plan, the Company could grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates.

The Company granted options to acquire 10,452 shares of common stock under the 2019 Plan, of which 4,940 were exercised. During the six months ended June 30, 2026, options to acquire 759 shares of common stock were forfeited. There are stock options outstanding to acquire 134 shares of common stock with a weighted-average exercise price of $498.75 and weighted average contractual terms of 5.7 years at June 30, 2026. At December 31, 2025 there were 893 options outstanding to acquire shares of common stock.

On August 17, 2023, the Company authorized the Tharimmune, Inc. 2023 Omnibus Incentive Plan (as amended, the “2023 Plan”). Under the 2023 Plan, the Company may grant incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, performance shares, and performance units to employees, directors, and consultants of the Company and its affiliates. Under an amendment and restatement to the 2023 Plan approved by the Company’s stockholders on May 14, 2024, an “evergreen” provision was added to automatically increase the number of shares available under the 2023 Plan on January 1 annually, beginning January 1, 2025 and ending January 1, 2033, equal to the lesser of five percent of the shares of common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year or such lesser number of shares of the Company’s common stock as determined by the Board of Directors. Effective January 1, 2025, an additional 98,688 shares of the Company’s common stock were added to the 2023 Plan, effective June 10, 2025, the shareholders approved an amendment to the 2023 Plan, increasing the 2023 Plan by 520,314 shares, effective October 9, 2025, the shareholders approved an additional amendment to the 2023 Plan, increasing the 2023 Plan by 1,207,398 shares, to a total of 2,000,000 shares available under the 2023 Plan. On January 30, 2026 shareholders approved an amendment to the 2023 Plan, increasing the shares authorized by 7,000,000 to a total of 9,000,000. 7,793,342 and 802,671 shares of common stock remained available for issuance under the 2023 Plan as of June 30, 2026 and December 31, 2025, respectively.

During the six months ended June 30, 2026 and 2025, the Company granted 0 and 133,833 options to acquire shares of common stock under the 2023 Plan, respectively. During the six months ended June 30, 2026 and 2025, there were no options forfeited or exercises under the 2023 Plan. As of June 30, 2026 there were stock options outstanding to acquire 656,029 shares of common stock with a weighted-average exercise price of $1.94 and weighted-average contractual terms of 9.1 years.

The following table summarizes stock-based activities under the 2017 Plan, 2019 Plan, and 2023 Stock Incentive Plans:

		Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Contractual
	Options	Price	Terms

Outstanding at December 31, 2025	657,042	$4.32	9.5 years
Forfeited	(879)	$1,626.87	N/A
Outstanding at June 30, 2026	656,163	$2.04	9.1 years

Exercisable options at June 30, 2026	656,163	$2.04	9.1 years

Vested and expected to vest at June 30, 2026	656,163	$2.04	9.1 years

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

Stock options granted during the six months ended June 30, 2026 and 2025 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the six months ended June 30,
	2026	2025

Expected volatility	N/A	102.3%
Risk-free interest rate	N/A	4.61%
Expected dividend yield	N/A	0%
Expected life of options in years	N/A	5.0
Estimated fair value of options granted	N/A	1.5

There were no options granted in the six months ended June 30, 2026. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2025 was approximately $1.50. There were no options that vested in the six months ended June 30, 2026. All options granted were fully vested as of December 31, 2025. The weighted-average fair value of stock options vested during the three and six months ended June 30, 2025 was approximately $13.36 and $17.70, respectively.

Total stock-based compensation expense included in the accompanying consolidated statements of operations was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Discontinued Operations	$-	$262,033	$-	$355,898
General and administrative	69,857	305,603	32,329,614	430,917
Total stock-based compensation	$69,857	$567,636	$32,329,614	$786,815

As of June 30, 2026, there was no unrecognized compensation expense related to non-vested options.

Warrants

The Company has issued warrants to purchase shares of common stock in connection with various offerings, including those described in Note 4. The exercise of the Cryptocurrency Pre-Funded Warrants into common stock was subject to shareholder approval, and was approved on January 30, 2026 at a special meeting.

The Strategic Advisor Warrants are compensatory and the issuance of shares pursuant to their exercise was approved by shareholders on January 30, 2026 so the Company recorded $31,728,511 of stock-based compensation expense for the six months ended June 30, 2026. The Strategic Advisor Warrants were valued at $3.075, the per share offering price of the Cash Offering and Cryptocurrency Offering which closed on November 6, 2025.

Terms of the warrants outstanding at June 30, 2026 are as follows:

	Initial	Expiration	Exercise	Warrants	Warrants	Warrants
Issuance Date	Exercise Date	Date	Price	Issued	Exercised	Outstanding

January 14, 2022	July 10, 2022	January 11, 2027	$1,875.00	500	-	500

May 2, 2023	November 2, 2023	May 2, 2028	$234.375	424	-	424

November 30, 2023	May 27, 2024	May 2, 2028	$18.75	20,000	-	20,000

June 21, 2024	June 21, 2024	N/A	$0.001	452,253	452,253	-

June 21, 2024	June 21, 2024	December 21, 2029	$3.09	329,771	229,430	100,341

June 21, 2024	June 21, 2024	December 21, 2029	$3.06	39,573	-	39,573

December 9, 2024	December 9, 2024	N/A	$0.001	491,157	491,157	-

December 9, 2024	June 9, 2025	December 9, 2030	$2.03	480,721	317,673	163,048

December 9, 2024	June 9, 2025	December 9, 2030	$2.031	57,687	-	57,687

June 20, 2025	June 20, 2025	N/A	$0.001	137,838	137,838	-

June 20, 2025	December 20, 2025*	June 20, 2031*	$1.29	1,689,189	891,895	797,294

June 20, 2025	December 20, 2025*	June 20, 2031*	$3.00	844,570	114,862	729,708

June 20, 2025	December 20, 2025	June 20, 2031	$1.29	118,243	6,739	111,504

June 20, 2025	December 20, 2025	June 20, 2031	$3.00	59,119	-	59,119

July 25, 2025	July 25, 2025	N/A	$0.001	559,910	559,910	-

July 25, 2025	January 25, 2026*	July 25, 2031*	$1.66	974,241	288,350	685,891

July 25, 2025	July 25, 2025	N/A	$0.001	103,490	103,490	-

July 25, 2025	January 25, 2026*	July 25, 2031*	$1.52	744,680	699,088	45,592

July 25, 2025	January 25, 2026	July 25, 2031	$1.66	52,128	2,971	49,157

August 26, 2025	August 26, 2026	N/A	$0.001	983,111	983,111	-

November 6, 2025	November 6, 2025	N/A	$0.001	6,351,021	-	6,351,021

November 6, 2025	November 6, 2025	N/A	$0	145,105,094	27,358,876	117,746,218

November 6, 2025	January 30, 2026	January 30, 2031	$0.001	10,318,215	1,547,732	8,770,483

January 21, 2026	January 21, 2026	N/A	$0.0001	17,000,000	-	17,000,000

*	The exercise and expiration dates for the referenced common warrants were amended in October 2025 to reflect an exercise date of October 1, 2025.

Restricted Stock Units

During the six months ended June 30, 2025, as stock-based consideration for consulting services, the Company granted restricted stock units (“RSUs”) under the 2023 Plan representing the right to receive 35,000 shares of the Company’s common stock. During the six months ended June 30, 2026 as stock-based consideration for consulting services, the Company granted RSUs under the 2023 Plan representing the right to receive 15,000 shares of the Company’s common stock. The RSUs fully vested on June 30, 2026.

The grant date fair value of an RSU represents the closing price of the Company’s common stock on the date of grant. For those not vesting immediately, the estimated fair value of each RSU is then expensed over the requisite service period, which is generally the vesting period.

The total stock compensation expense related to RSUs for the three and six months ended June 30, 2026 was $69,857 and $101,104, respectively and for the three and six months ended June 30, 2025 was $12,143 and $20,417, respectively.

During the six months ended June 30, 2026 the Company issued 162,601 shares of common stock to Clear Street LLC in connection with their services as an advisor in the Cash Offering and Cryptocurrency Offering which closed on November 6, 2025 (the “Advisor RSUs”). The Advisor RSUs share issuance was approved by shareholders during a special meeting on January 30, 2026. The Advisor RSUs were valued at $3.075 per share, the per share offering price of the Cash Offering and Cryptocurrency Offering which closed on November 6, 2025. The company recorded $499,998 of stock compensation expense related to the Advisor RSUs for the six months ended June 30, 2026.

Note 6 – Income Taxes

The following table presents the income tax provision (benefit) and effective tax rate:

	Three Months Ended June 30,
	2026	2025
Income tax provision (benefit)	(6,672,175)	-
Effective tax rate	27.0%	-

	Six Months Ended June 30,
	2026	2025
Income tax provision (benefit)	(10,892,415)	-
Effective tax rate	14.6%	-

The effective tax rate reflects a full valuation allowance against net deferred tax assets, including tax loss carryforwards. The Company has recognized a deferred tax provision (benefit) in connection with unrealized gains or losses on Digital Assets.

Note 7 – Commitments and Contingencies

Research Collaboration and Product License Agreement with Minotaur Therapeutics, Inc. (“Minotaur”) and Commercial License Agreement with Taurus Biosciences, LLC (“Taurus”)

The Company has entered into a research collaboration and product license agreement with Minotaur (as amended, the “Minotaur Agreement”) and a commercial license agreement with Taurus (the “Taurus Agreement”) for use of certain technology, including OmniAb antibodies, to advance Picobodies against novel, unreachable, and undruggable epitopes in high-value validated targets starting with PD-1. The Minotaur Agreement and Taurus Agreement are for the development of proprietary targeted biologics, including GV1940, against PD-1. Pursuant to the Minotaur Agreement the Company can collaborate with Minotaur under the license from Taurus to discover, develop, and advance biotherapeutics against high-value validated IO targets starting with PD-1.

The Minotaur Agreement included an up-front payment of $150,000, which was paid in January 2023. In addition, the Company shall fund the discovery and characterization study performed by Minotaur as set forth in the Minotaur Agreement. Pursuant to the Minotaur Agreement, the Company is required to pay Minotaur a milestone payment of $1,000,000 for each first Product (as defined in the Minotaur Agreement) directed against a target and first regulatory approval in the U.S. In addition, the Company is required to pay a low single digit royalty on net sales until the later of (i) ten years after the First Commercial Sale (as defined in the Minotaur Agreement) of such Product in such country and (ii) the expiration of the last-to-expire Valid Claim (as defined in the Minotaur Agreement) of a Collaboration Patent (as defined in the Minotaur Agreement) or MINT Patent (as defined in the Minotaur Agreement) covering the manufacture, use, or sale of such Product. The Taurus Agreement contains single digit payments on net product sales and certain development milestone payments tied to the advancement through clinical trials and final regulatory approval.

During the three and six months ended June 30, 2026 and 2025, the Company incurred no fees to Minotaur. The Minotaur Agreement is included in continuing operations and is retained by the Company after the Gravitas Transaction (see Note 11).

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

Pursuant to the ABSI Agreement, the parties are required to form a committee to manage the preclinical, investigational new drug enabling studies and such other activities as shall lead to the initiation of a Phase 1 clinical trial of the ABSI Product. The parties can collaborate on a Target-by-Target basis to identify and evaluate ABSI Products directed against such Target (as defined below) with a view to identifying or generating suitable Products (as defined in the ABSI Agreement) for the Company to Exploit. “Target” means ErB2 (Her2) and ErbB3. Upon completion of the Discovery Timeline (as defined in the ABSI Agreement) for a Target, subject to the terms and conditions of ABSI Agreement, the Company may exclusively own any ABSI Products against such Target. In the event the committee determines that the discovery activities are unsuccessful with respect to a Target, the Company may propose an additional target, which, upon approval by ABSI, would replace a failed Target.

Pursuant to the ABSI Agreement: (i) the Company issued ABSI 25,107 shares of its common stock which is equal to $250,000 based on the ten day trailing volume weighted-average price of the Company’s common stock prior to the date of issuance, (ii) in the event the Company closes a financing pursuant to which it receives more than $10 million in Net Proceeds (as defined in the ABSI Agreement), the Company would pay ABSI a mid-six digit amount; (iii) upon the achievement of certain milestones as set forth in the ABSI Agreement, the Company would pay ABSI up to an aggregate of $8,250,000; (iv) after the second anniversary of the ABSI Effective Date, the Company would pay ABSI a low five digit amount for the first year and a mid-five digit amount thereafter during the Royalty Term (as defined in the ABSI Agreement); and (v) during the Royalty Term for each Product, the Company shall pay ABSI a quarterly royalty on the Net Sales (as defined in the ABSI Agreement) with royalties at percentages which range from the low to mid-single digits, with high Net Sales being subject to lower royalty rates, subject to adjustment as set forth in the ABSI Agreement. In addition, in the event the Company transfers all or substantially all of its rights to a Product to a third party, the Company would pay to ABSI the percentage of Net Proceeds attributable to the transfer of the Product. Specifically, the Company would pay ABSI amounts at percentages which range from the mid-single digit to low double digits depending on the Company Expenses (as defined in the ABSI Agreement), with higher Company Expenses being subject to lower rates.

On a Product-by-Product basis, upon the expiration of the last Royalty Term of such Product in the Territory, licenses granted to the Company with respect to such Product would be deemed non-exclusive, fully paid, royalty-free, perpetual and irrevocable. The ABSI Agreement would expire upon the expiration of the last Royalty Term of the last Product, unless such agreement is terminated earlier pursuant to its terms. The ABSI Agreement may also be terminated (i) by either the Company or ABSI for (A) a material breach of the ABSI Agreement or (B) bankruptcy, (ii) ABSI may terminate the ABSI Agreement upon the commencement of a Challenge Proceeding (as defined in the ABSI Agreement) or (iii) the Company may terminate the ABSI Agreement at any time upon 90 days prior written notice to ABSI. Upon termination or expiration of the ABSI Agreement other than as a result of a bankruptcy or Challenge Proceeding, all licenses granted to the Company pursuant to such agreement will terminate and all rights under such licenses would revert to ABSI.

On March 11, 2024, the Company entered into an addendum to the ABSI Agreement to fund research services with quarterly payments of $50,000 beginning March 18, 2024 with subsequent payments due on the 18th of each calendar quarter. Effective July 31, 2025, the quarterly services agreement was terminated. During the three and six months ended June 30, 2026 the Company incurred research service expense of $0 and during the three and six months ended June 30, 2025, the Company incurred research service expense of $50,000 and $100,000, respectively. Expenses related to the ABSI Agreement are included in continuing operations and the ABSI agreement is retained by the Company after the Gravitas Transaction (see Note 11).

Avior Patent License Agreement

On November 3, 2023 (the “Avior Effective Date”), the Company entered into the Avior Patent License Agreement with Avior pursuant to which the Company received an exclusive sublicensable right and license to Licensed Patent Rights and Licensed Technology to, among other things, Develop, have Developed, make, have made, use, sell, import, export and commercialize GV104 and GV103 and to practice the Licensed Technology in connection with the foregoing, throughout the world. Pursuant to the Avior Patent License Agreement, the Company paid Avior an up front license fee of $0.4 million within ten days of the Avior Effective Date and a quarterly license fee of $0.15 million which was paid at the end of each fiscal quarter following the Avior Effective Date. In addition, the Company would pay Avior a high single digit percentage of any upfront payments received by it as a result of the grant of any sublicenses with respect to GV104. The Company would also pay Avior milestone payments in the aggregate amount of $27,250,000 upon the occurrence of various development milestones (the “Development Milestone Payments”). Furthermore, the Company would pay Avior certain fees based upon sales milestones. The payments for such sales milestones range from the low seven digits to the low eight digits with higher sales being subject to higher fees. Finally, the Company would pay Avior royalties based on net sales. Such royalties range from low single digit percentages to mid-single digit percentages with higher sales being subject to lower percentages. The Avior Patent License Agreement would expire upon the expiration of the final payment obligation due to Avior as set forth in such agreement. Upon the expiration of the Avior Patent License Agreement, the Company would have a fully paid, irrevocable, freely transferable and sublicensable worldwide license to the Licensed Patent Rights and Licensed Technology to Develop, have Developed, make, have made, use, have used sell, offer for sale, have sold, import, have imported, export, have exported, commercialize or have commercialized any and all Licensed Products and to practice the Licensed Technology worldwide. Pursuant to the Avior Patent License Agreement, the Company may terminate the agreement at any time without cause, upon 30 days’ prior written notice to Avior along with payment of the next unpaid Development Milestone Payment, if any. Furthermore, either the Company or Avior may terminate the Avior Patent License Agreement (i) on written notice to the other party if the other party materially breaches any provision of the Avior Patent License Agreement and fails to cure such breach within 30 days after the breaching party receives written notice thereof or (ii) on written notice in the event that either party (A) becomes insolvent or admits its inability to pay its debts generally as they become due; (B) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully dismissed or vacated within 60 days; (C) is dissolved or liquidated or takes any corporate action for such purpose; (D) makes a general assignment for the benefit of creditors; or (E) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business. Upon termination of the Avior Patent License Agreement, the license granted pursuant to such agreement shall terminate and all rights in the Licensed Patent Rights and Licensed Products shall revert back to Avior.

During the three and six months ended June 30, 2026, the Company incurred fees under the license agreement to Avior of $200,000. During the three and six months ended June 30, 2025 the Company incurred fees under the license agreement to Avior of $0 and $200,000, respectively. Fees incurred under the license agreement to Avior are reflected in discontinued operations.

Enkefalos License Agreement

On June 17, 2024 (the “Enkefalos Effective Date”), the Company signed a letter of intent to enter into the Enkefalos License Agreement with Enkefalos Biosciences Inc. (“Enkefalos”) pursuant to which the Company is licensing the global rights in all fields of use for the products related to the compounds known as cyclotides to deliver HER2 antibodies across the blood-brain barrier and all associated know-how, technology, intellectual property and related information and constructs, and any associated authorized generic rights and all related assets (collectively, the “Products” referred to in this letter as ENBI-01) from Enkefalos. This agreement was terminated during the six months ended June 30, 2025. Pursuant to the Enkefalos License Agreement, the Company paid Enkefalos an up-front license fee of $150,000, included within research and development expenses, within ten days of the Enkefalos Effective Date. Upon termination of the Enkefalos License Agreement, the license granted pursuant to such agreement terminated and all rights in the Licensed Patent Rights and Licensed Products reverted back to Enkefalos.

During the three and six months ended June 30, 2026 the Company incurred license fees of $0 to Enkefalos in accordance with the terms of the agreement. During the three and six months ended June 30, 2025 the Company incurred license fees of $0 and $200,000, respectively to Enkefalos in accordance with the terms of the agreement. Fees incurred under the license agreement to Enkefalos are reflected in discontinued operations.

Intract Patent License Agreement

On September 11, 2024, the Company entered into the Intract Agreement pursuant to which the Company exclusively licensed INT-023/TH023, an oral anti-Tumor Necrosis Factor-alpha (TNF-α) monoclonal antibody infliximab. Under the terms of the Intract Agreement, the Company licensed global development and commercialization rights (outside of South Korea) to Intract’s Soteria® and Phloral® delivery platform along with an existing supply agreement for infliximab to be used in the oral product development program. Pursuant to the Intract Agreement, the Company paid Intract an up-front license fee of $0.4 million and Intract is eligible to receive additional payments upon an equity financing of the Company and additional payments for future development, regulatory and commercial milestones, as well as mid-single digit royalties based on net product sales. During the six months ended June 30, 2025, the Company amended the Intract Agreement to change the payment terms of certain milestone fees, which increased the total milestone fees by $0.15 million. Pursuant to the Intract Agreement, the Company retains a right of first refusal to continue development and commercialization after a Phase 2 clinical trial. In addition, the Company has the option to exercise the license to Intract’s platform for up to four additional targets. The term of the Intract Agreement expires upon the final payment obligation of Canton Strategic Holdings, Inc. and may be terminated by Canton Strategic Holdings, Inc. at any time upon 90 days written notice to Intract. Either party may terminate the Intract Agreement if the other party materially breaches any provision of the Intract Agreement and fails to cure such breach within 30 days after the breaching party receives written notice thereof. In addition, either party may terminate the Intract Agreement on written notice in the event that either party: (a) becomes insolvent or admits inability to pay its debts generally as they become due; (b) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully dismissed or vacated within 60 days; (c) is dissolved or liquidated or takes any corporate action for such purpose; (d) makes a general assignment for the benefit of creditors; or (e) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business.

During the three and six months ended June 30, 2026 the Company incurred fees of $0, respectively to Intract in accordance with the terms of the agreement. During the three and six months ended June 30, 2025 the Company incurred fees of $0 and $600,000, respectively to Intract in accordance with the terms of the agreement. Fees incurred under the license agreement to Intract are reflected in discontinued operations.

Note 8 – Related Party Transactions

The Company’s Chairman through year ended December 31, 2025 is a partner and licensed broker at President Street Global, a consultant for the Company. His combined ownership, both individually and through President Street Global and additional companies, is approximately 4% of the Company’s outstanding common stock, including common shares available upon exercise of warrants and vested options to purchase shares of the Company’s common stock. The Company made payments of $150,000 and $950,000 to President Street Global for services rendered during the three and six months ended June 30, 2026 respectively. $150,000 and $450,000 of these payments are reflected in discontinued operations for the three and six months ended June 30, 2026, respectively. The Company made payments of $300,000 and $700,000 to President Street Global for services rendered during the three and six months ended June 30, 2025 respectively.

During the three and six months ended June 30, 2026, the Company purchased $1,982,705 and $49,205,003 of CC in OTC transactions from an affiliate cryptocurrency liquidity provider under the control of a shareholder who beneficially owns more than 5% of the Company’s outstanding common stock.

Note 9 – Segment Reporting

The Company has two reportable segments: digital asset treasury and clinical stage bio-technology.

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and evaluates the financial performance of the business and makes resource allocation decisions on the basis of net income/(loss) before income taxes.

Summary segment financial performance measures evaluated by the CODM as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025:

	Segment Assets
	June 30, 2026	December 31, 2025
Digital asset treasury segment	$563,869,389	$513,964,900
Clinical stage bio-technology segment – continuing operations	-	-
Clinical stage bio-technology segment – held for sale	700,997	5,181,535
Total assets	$564,570,386	$519,146,435

Digital asset treasury segment

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Loss from operations	$(1,202,154)	$-	$(36,423,335)	$-
Other income (expense) (a)	311,848	-	630,026	-
Unrealized loss on digital assets holdings	(23,735,950)	-	(38,749,254)	-
Total loss before income taxes	$(24,626,256)	$-	$(74,542,563)	$-

Clinical stage bio-technology segment

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Loss from operations – continuing operations	$-	$(1,428,594)	$-	$(3,472,642)
Loss from operations – discontinued operations	(1,300,745)	(422,566)	(2,947,875)	(925,187)
Other income (expense) (a)	-	(3,993)	-	972
Total loss before income taxes	$(1,300,745)	$(1,855,153)	$(2,947,875)	$(4,396,857)

(a)	Other income (expense) consists of interest income and interest expense.

The following table is a reconciliation of segment total loss before income taxes to our consolidated total loss before income taxes.

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Digital asset treasury segment total loss before income taxes	$(24,626,256)	$-	$(74,542,563)	$-
Clinical stage bio-technology segment total loss before income taxes – continuing operations	-	(1,432,587)		(3,471,670)
Clinical stage bio-technology segment total loss before income taxes – discontinued operations	(1,300,745)	(422,566)	(2,947,875)	(925,187)
Consolidated total loss before income taxes	$(25,927,001)	$(1,855,153)	$(77,490,438)	$(4,396,857)

Note 10 – Discontinued Operations

During the three months ended June 30, 2026, management committed to a plan for the divestiture of the Company’s wholly owned subsidiary, Gravitas. As of June 30, 2026, transaction documents were under negotiation with a buyer and in accordance with ASC 205-20, management concluded the held for sale criteria under ASC 360-10-45-9 were met and Gravitas is therefore reported as assets and liabilities held for sale and discontinued operations in the financial statements included herein. The Gravitas sale transaction closed on July 17, 2026 (see Note 11 – Subsequent Events for further details).

Summarized balance sheet information of assets and liabilities held for sale is below:

	June 30,	December 31,
	2026	2025

Cash and cash equivalents	$576,806	$5,025,600
Prepaid expenses and other current assets	124,191	155,935
Current assets held for sale	700,997	5,181,535
Total assets held for sale	$700,997	$5,181,535

Accounts payable	$235,566	$569,073
Accrued expenses	490,473	1,689,630
Total current liabilities held for sale	726,039	2,258,703
Total liabilities held for sale	$726,039	$2,258,703

The statement of operations of discontinued operations are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Research and development	411,767	422,566	679,590	925,187
General and administrative	888,978	-	2,268,285	-
Total operating expenses	1,300,745	422,566	2,947,875	925,187
Net loss from discontinued operations	(1,300,745)	(422,566)	(2,947,875)	(925,187)

Note 11 – Subsequent Events

Except as noted below, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

Sale of Gravitas

On July 17, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Gravitas Collective Corp., a Delaware corporation (“Buyer”), pursuant to which the Company agreed to sell, and Buyer agreed to purchase, all of the issued and outstanding membership interests (the “Purchased Securities”) of Gravitas, (the “Gravitas Transaction”). In connection with the Gravitas Transaction, Gravitas was converted from a Delaware corporation into a Delaware limited liability company on July 16, 2026. Gravitas operates clinical-stage biotech research and development that develops therapeutic candidates for immunology and inflammation conditions. The Buyer is affiliated with Vincent LoPriore, Sireesh Appajosyula and Gary Stetz, former directors of the Company. In connection with the Gravitas Transaction, the Board of Directors has formed a special committee, consisting of independent non-interested directors to review the terms of the Gravitas Transaction to ensure it is in the best interests of the Company’s stockholders. On July 15, 2026, the Gravitas Transaction was approved by the special committee and, upon the recommendation of the special committee, the full Board of Directors voted to approve the Gravitas Transaction.

As consideration for the Purchased Securities, Buyer and Gravitas issued to the Company an unsecured promissory note in the original principal amount of $3,500,000 (the “Gravitas Note”) and agreed to pay to the Company certain development milestone payments in the event such payments become due and payable. The Gravitas Note bears interest at a rate of 15% per annum, payable in kind and compounding semi-annually, with accrued interest added to the outstanding principal balance. The Gravitas Note contains mandatory prepayment and optional prepayment mechanisms, and a maturity date of July 17, 2029. Concurrently with the execution of the Purchase Agreement, the Company also entered into release agreements with certain individuals in connection with the Gravitas Transaction. Certain assets of Gravitas relating to bispecific antibodies development (the “Oncology Program”) were retained by the Company through its subsidiary Tharimmune SPV1 LLC, pursuant to a Bill of Sale, Assignment and Assumption Agreement entered into in connection with the Gravitas Transaction. The Oncology Program assets do not have any book value and therefore are not material to the Company. The Company is evaluating next steps with regard to these assets.

The Transaction was completed on July 17, 2026.

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

Recent Developments

Board Update

On July 13, 2026, we held our 2026 annual meeting of stockholders (the “Annual Meeting”). Sean Galvin, Pamela L, Carter, and Rishi Nangalia were elected as directors of the Board of Directors, effective July 13, 2026.

Gravitas Transaction

A definitive agreement (the “Purchase Agreement”) with Gravitas Collective Corp., a Delaware corporation (“Buyer”), pursuant to which the Company agreed to sell, and Buyer agreed to purchase, all of the issued and outstanding membership interests (the “Purchased Securities”) of Gravitas, which was converted from a Delaware corporation into a Delaware limited liability company on July 16, 2026 (the “Transaction”). The Transaction was completed on July 17, 2026. As consideration for the Purchased Securities, Buyer and Gravitas issued to the Company an unsecured promissory note in the original principal amount of $3,500,000 (the “Gravitas Note”) and agreed to pay to the Company certain development milestone payments in the event such payments become due and payable. The Gravitas Note bears interest at a rate of 15% per annum, payable in kind and compounding semi-annually, with accrued interest added to the outstanding principal balance.

Components of Results of Operations

Revenue

During the three and six months ended June 30 2026, the Company recorded revenues for Canton Network validation rewards and for CC locking services.

Network validation rewards

The Company operates node infrastructure on the Canton Network in two capacities:

● Super Validator (“SV”): an institutional-grade operator that runs Byzantine fault-tolerant consensus infrastructure for the Global Synchronizer, participates in network governance, and helps maintain the shared ordering and settlement layer used by all network participants.

● Validator: an operator of a node used to participate in the network (directly or on behalf of application users), demonstrating uptime and processing transaction traffic.

The Canton Network’s native token, CC, is issued under a burn-and-mint equilibrium model rather than a fixed block-reward schedule:

● New CC is minted approximately every ten minutes (a “round”) and allocated among three participant classes — Super Validators, Validators, and application providers — based on protocol-defined formulas.

● CC supply follows a declining issuance curve designed to reward early contributors while trending toward long-term sustainability. CC issuance started high to bootstrap participation and app development, then halves periodically (with the next halving in the second quarter of 2029) to balance inflation and burn. The share of new CC issuances has shifted from favoring SVs to applications.

● Network usage fees are separately burned (removed from circulating supply), and the protocol targets a long-run equilibrium between coins minted and coins burned.

● Rewards are earned as mintable “coupons” that the validator’s software claims each round; unclaimed coupons expire and are not carried forward.

● Actual minting of SV rewards requires the node operator to meet specific deliverables as outlined in an approved Canton Improvement Proposal (“CIP”) to operate on the Canton Network. Upon initial approval, a SV’s reward weight is recorded after each round to a ghost (or “escrow”) node but actual CC minting to the SV’s wallet only occurs after their initially approved weight is unlocked (in whole or in part) via explicit approval of the Canton Foundation Accountability Committee who determines if deliverables required have been met. Upon Accountability Committee approval, the approved unlock portion begins minting to the SV wallet on a per-round basis. The approved weight portion of any accumulated rewards captured in the escrow node are subject to further review and calculation verification and a second committee approval vote, at which time a “one time mint” event occurs and a lump sum of CC is then minted to the SV wallet accordingly.

The Company was approved for SV weight of four (4) under CIP 102 in January 2026, and was approved for additional SV weight of eleven (11) under CIP 114 in April 2026. Active minting of 0.5 weight SV rewards began in May 2026 when the Company met the first of eight (8) deliverables under CIP 102. The amount reported in Network validation and reward revenue for the three and six months ended June 30, 2026 includes CC rewards from active daily minting of SV rewards at 0.5 weight, along with a one-time CC mint associated with the accumulated 0.5 weight from CIP 102 approval date through the unlock date in May 2026. As of June 30, 2026, in addition to the 0.5 active SV CC rewards minting, a weight of 14.5 is being recorded under both CIP 102 and CIP 114. Such weight is not currently eligible for active reward minting and will become eligible for release only upon satisfaction of the applicable milestone requirements and completion of the applicable Canton Network review and approval processes. Based on the currently applicable milestone schedules, and assuming the Company satisfies all applicable requirements, the Company expects the remaining weight to become eligible for release through the first quarter of 2028:

	Three Months Ended
	2026			2027				2028
	30-Jun	30-Sep	31-Dec	31-Mar	30-Jun	30-Sep	31-Dec	31-Mar
CIP 102(1)
Active weight(2)	0.5
Additional weight		0.5	0.5	0.5	0.5	0.5	0.5	0.5
Total CIP 102 weight	0.5	1.0	1.5	2.0	2.5	3.0	3.5	4.0
CIP 114(3)
Additional weight		5.5	1.375	1.375	1.375	1.375	-	-
Total CIP 114 weight	0.0	5.5	6.875	8.25	9.625	11	11	11

Total SV weight	0.5	6.5	8.375	10.25	12.125	14.0	14.5	15.0

(1)	Under CIP 102, the Company may earn 0.5 SV weight for each quarterly milestone period, consisting of (i) 0.25 SV weight for publishing a quarterly Canton ecosystem research report addressing, among other matters, on-chain analytics, community developments, governance and tokenomics, planned technology updates and dashboard statistics, and (ii) 0.25 SV weight for conducting an open-to-the-public webinar of at least 45 minutes addressing substantially similar topics. The remaining 3.5 SV weight reflected above therefore represents seven quarterly milestone periods.

(2)	For the three months ended June 30, 2026, the Company earned 1,253,679 CC in rewards associated with the active CIP 102 0.5 SV weight, which is was recognized as Network validation rewards of $191,226.

(3)	Under CIP 114, the Company’s allocated SV weight is subject to quarterly review and a continuing requirement that the Company maintain CC holdings at or above the applicable CC Quantum established under the program. Assuming that requirement continues to be satisfied, 50% of the applicable allocated weight becomes eligible for release following the first quarterly review, and one-fourth of the remaining 50% becomes eligible for release at each of the next four quarterly reviews.

CC Locking Services

CIP 105 requires SVs on the Canton Network to lock a specified amount of CC in order to maintain their minting weight (i.e., their proportional entitlement to network validator rewards). CIP 116 imposes an analogous locking requirement on Featured Applications (“Featured Apps”) in order for those applications to maintain their featured status and associated reward entitlements. Neither CIP requires that the locked CC be owned by the SV or Featured App itself — only that a qualifying amount of CC be identifiably locked and associated with that party’s wallet ID for the Canton Foundation’s compliance-tracking purposes.

This structure has given rise to a market for locking-as-a-service (“LAAS”): parties that hold CC (such as the Company) contract with SVs and Featured Apps to lock Company-owned CC on their behalf, in exchange for a fee, so that those counterparties can satisfy their CIP 105 / CIP 116 obligations without having to source and hold the requisite CC themselves.

For each LAAS customer, the Company places the agreed amount of CC into a separately identified wallet, held for the full term of the agreement within the Company’s qualified custodian. The Company retains legal and beneficial ownership of the CC at all times — the arrangement is not a transfer of the CC to the counterparty and does not constitute a loan of the underlying asset in a legal sense. Only the wallet ID (not custody, title, or control) is shared with the Canton Foundation, solely to allow the Foundation to verify the counterparty’s compliance with the applicable CIP locking provisions.

Because the CC is never transferred to the customer, the Company’s CC treasury holdings continue to be accounted for under the Company’s existing crypto asset accounting policy throughout the term of each LAAS arrangement, irrespective of the compensation structure of that arrangement. What the Company transfers to the customer is, in substance, the benefit of the CC being visibly and verifiably locked in the Company’s wallet — i.e., a stand-ready locking service — not the CC itself.

LAAS enables the Company to generate yield on its CC treasury asset and the majority of LAAS customers pay for the service in CC, which compounds the Company’s own treasury position. Through LAAS arrangements, the Company supports Canton Network ecosystem initiatives that are expected to drive application activity and network utilization, expand our counterparty relationships and our ability to influence the conditions which we believe support long-term CC value.

Derivatives – Option Contracts

During the quarter ended June 30, 2026, the Company began entering into CC-denominated option contracts through the sale of cash secured put options, as a part of its digital asset strategy. The Company records premiums earned and fair value remeasurement in Other revenue.

Research and Development Expenses

Research and development expenses include personnel costs associated with research and development activities, including third-party contractors to perform research, conduct clinical trials, and manufacture drug supplies and materials as well as stock-based compensation for our research and development personnel. Research and development expenses are charged to operations as incurred. With the exception of costs related to the Oncology Program (see Note 11 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), all research and development expenses have been classified as discontinued operations.

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

Interest Income

Interest income consists of interest income from funds held in our cash and cash equivalents accounts.

Unrealized Loss from Digital Asset Holdings

The unrealized gain (loss) from digital assets holdings represents the change in fair value of our digital assets (CC) and any CC denominated receivables. We use a USD/CC reference price from a crypto market data provider for purposes of periodic fair value remeasurement.

Results of Continuing Operations

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

	Three Months Ended June 30,
	2026	2025	Change

Consolidated Statements of Continuing Operations Data:
Revenue
Network validation rewards	$191,226	$-	$191,226
Other revenue	1,304,633	-	1,304,633
Total revenue	1,495,859	-	1,495,859

Operating expenses:
Research and development	-	123,638	(123,638)
General and administrative	2,698,013	1,304,956	1,393,057
Total operating expenses	2,698,013	1,428,594	1,269,419
Other income (expense):
Interest expense	-	(6,161)	6,161
Interest income	311,848	2,168	309,680
Unrealized loss from digital assets holdings	(23,735,950)	-	(23,735,950)
Total other income (expense)	(23,424,102)	(3,993)	(23,420,109)
Total loss before income taxes	$(24,626,256)	$(1,432,587)	$(23,193,669)

Revenue

Revenues increased by $1.5 million for the three months ended June 30, 2026. Network validation revenue was $0.2 million, primarily SV rewards commencing in May with respect to our CIP 102 0.5 weight unlock. Other revenue was $1.3 million, primarily earned under LAAS agreements commencing in April. We did not generate any revenue for the same period in 2025 as we did not operate an SV or have LAAS activities.

General

Research and Development Expenses

Research and development expenses decreased by $0.1 million, or 100%, to $0 for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The Company has not incurred any research and development expenses related to the Oncology Program during the current period.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million, or 107%, to $2.7 million for the three months ended June 30, 2026 from $1.3 million for the three months ended June 30, 2025. The change in general and administrative expenses was primarily due to increases of (i) $1.1 million in compensation and benefits expenses, (ii) $0.3 million in insurance expense, (iii) $0.2 million in information technology and digital asset custody expenses, partially offset by a $0.2 million decrease in stock based compensation expense.

Interest Expense

Interest expense decreased by $0.06 million, or 100%, to $0 for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The interest expense incurred in 2025 was primarily related to a director and officer insurance premium financing liability as well as a note payable. We have paid such obligations in full as of December 31, 2025 and did not incur any interest expense for the three months ended June 30, 2026.

Interest Income

Interest income increased by approximately $0.3 million, to $0.3 million for the three months ended June 30, 2026 from $0.02 million for the three months ended June 30, 2025. The increase in interest income was due to the increase in investible cash and equivalents.

Unrealized Loss from Digital Assets Holdings

We recorded an unrealized loss from digital assets holdings of $23.7 million for the three months ended June 30, 2026. We did not have any loss (or gain) from digital asset holdings for the three months ended June 30, 2025. We did not own digital assets prior to the Cryptocurrency Offering in November 2025. The current period unrealized loss is a result of the reference price of CC as of June 30, 2026 being less than the weighted average cost of our CC holdings. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about our digital assets holdings

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026	2025	Change

Consolidated Statements of Continuing Operations Data:
Revenue
Network validation revenue	$191,226	$-	$191,226
Other revenue	1,304,633	-	1,304,633
Total revenue	1,495,859	-	1,495,859

Operating expenses:
Research and development	-	215,087	(215,087)
General and administrative	37,919,194	3,257,555	34,661,639
Total operating expenses	37,919,194	3,472,642	34,446,552
Other income (expense):
Interest expense	-	(14,632)	14,632
Interest income	630,026	15,604	614,422
Unrealized loss from digital assets holdings	(38,749,254)	-	(38,749,254)
Total other income (expense)	(38,119,228)	972	(38,120,200)
Total loss before income taxes	$(74,542,563)	$(3,471,670)	$(71,070,893)

Revenue

Revenues increased by $1.5 million for the six months ended June 30, 2026. Network validation revenue was $0.2 million, primarily SV rewards commencing in May with respect to our CIP 102 0.5 weight unlock. Other revenue was $1.3 million, primarily earned under LAAS agreements commencing in April. We did not generate any revenue for the same period in 2025 as we did not operate an SV or have LAAS activities.

Research and Development Expenses

Research and development expenses decreased by $0.2 million, or 100%, to $0 for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The Company has not incurred any research and development expenses related to the Oncology Program during the current period.

General and Administrative Expenses

General and administrative expenses increased by $34.6 million, or 1064%, to $37.9 million for the six months ended June 30, 2026 from $3.3 million for the six months ended June 30, 2025. The change in general and administrative expenses was primarily due to increases of (i) $31.9 million in stock based compensation expense (see Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), (ii) $1.6 million in compensation and benefits expenses, (iii) $0.6 million in insurance expense, (iv) $0.4 million in information technology and digital asset custody expenses, and (v) $0.2 million in legal and professional expenses.

Interest Expense

Interest expense decreased by $0.015 million, or 100%, to $0 for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The interest expense incurred in 2025 was primarily related to a director and officer insurance premium financing liability as well as a note payable. We have paid such obligations in full as of December 31, 2025 and did not incur any interest expense for the six months ended June 30, 2026.

Interest Income

Interest income increased by approximately $0.6 million, to $0.6 million for the six months ended June 30, 2026 from $0.016 million for the six months ended June 30, 2025. The increase in interest income was due to the increase in investible cash and equivalents.

Unrealized Loss from Digital Assets Holdings

We recorded an unrealized loss from digital assets holdings of $38.7 million for the six months ended June 30, 2026. We did not have any loss (or gain) from digital asset holdings for the six months ended June 30, 2025. We did not own digital assets prior to the Cryptocurrency Offering in November 2025. The unrealized loss for the six months ended June 30, 2026 is a result of the reference price of CC as of June 30, 2026 being less than the weighted average cost of our CC holdings. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about our digital assets holdings.

Known Trends, Events and Uncertainties

Business operations. Following our November 2025 and January 2026 financings, we have focused on expanding our digital asset treasury strategy and Canton Network operations. We continue to grow our CC holdings through operation as a SV on the Canton Network. We have also launched our LAAS to other Canton Network participants recently. Our ability to execute this strategy depends on continued capital availability and favorable market conditions for CC.

Canton Coin price volatility. Our financial results and the carrying value of our digital asset holdings are significantly affected by the market price of CC, which has historically been volatile. Fluctuations in the price of CC could materially affect our financial position, results of operations and cash flows, and our ability to raise additional capital on acceptable terms.

Capital markets and liquidity. We believe November 2025 and January 2026 financings, shelf registration and ATM Program provide flexibility to access equity capital opportunistically to support working capital and selective investments aligned with our strategy. Adverse market conditions or unfavorable industry sentiment could constrain our ability to raise capital on acceptable terms.

Regulatory environment. Evolving U.S. and foreign regulations related to digital assets, blockchain networks, staking and validation services, and custody of crypto assets may impose new compliance obligations or restrictions on our business.

Liquidity and Capital Resources

On November 3, 2025, we raised net proceeds of over $537 million through a private placement offering, and on January 21, 2026 we raised approximately $53 million in a registered direct offering and have raised approximately $39 million year to date pursuant to the 2025 ATM Agreement and March 2026 ATM Agreement. We believe we have sufficient liquidity to fund anticipated cash requirements for operations and working capital purposes through at least June 2027.

Cash Flow Activities for the Six Months Ended June 30, 2026 and 2025

The following table sets forth a summary of our cash flows for the periods presented.

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities – continuing operations	$(5,424,697)	$(3,088,019)
Net cash used in operating activities – discontinued operations	(4,448,795)	(743,512)
Net cash used in investing activities – continuing operations	(60,586,023)	-
Net cash provided by financing activities – continuing operations	91,245,141	2,514,150
Net increase (decrease) in cash	$20,785,626	$(1,317,381)

Cash Flows from Operating Activities

Cash used in operating activities – continuing operations for the six months ended June 30, 2026 was $5.4 million which consisted of net loss from continuing operations of $63.7 million, adjusted for non-cash stock based compensation of approximately $32.3 million, unrealized loss from digital asset holdings of approximately $38.7 million, a decrease of $10.9 million for deferred tax benefit, non-cash revenue adjustment of $1.5 million for network validation and related services, and a net increase in operating assets and liabilities of approximately $1.4 million. Cash used in operating activities – discontinued operations was $4.5 million for the six months ended June 30, 2026.

Cash used in operating activities – continuing operations for the six months ended June 30, 2025 was $3.1 million which consisted of net loss from continuing operations of $3.5 million, adjusted for non-cash stock based compensation of $0.4 million. Cash used in operating activities – discontinued operations was $0.7 million for the six months ended June 30, 2025.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2026 was $59.6 million, representing the purchase of digital assets. There were no cash flows from investing activities during the six months ended June 30, 2025.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2026 was $91.2 million. The net increase in financing activities was due to proceeds from the January 2026 Offering of $54.9 million, proceeds from the 2025 ATM Agreement and March 2026 ATM Agreement offerings of $39.8 million, proceeds from the exercise of warrants of $0.2 million. These increases were offset by payments of issuance costs of $3.6 million.

Cash provided by financing activities for the six months ended June 30, 2025 was $2.5 million. The net increase in financing activities was due to proceeds from a private investment in public equity offering of $2.5 million, proceeds from at-the-market offerings of $0.3 million, proceeds from insurance premium financing liability of $0.3 million, offset by payments of issuance costs of $0.3 million, payments of the insurance premium financing liability of $0.2 million and repayments of the note payable of less than $0.1 million.

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

Critical Accounting Policies

Discontinued Operations

During the three months ended June 30, 2026, management committed to a plan for the divestiture of the Company’s wholly owned subsidiary, Gravitas. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, management evaluated the held for sale criteria under ASC 360-10-45-9 and concluded that Gravitas should be reported as discontinued operations.

The assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025. The results of the discontinued operations are aggregated and presented separately in the Condensed Consolidated Statement of Operations as net loss from discontinued operations for the three and six months ended June 30, 2026 and 2025. The cash flows of the discontinued operations are reflected as cash flows from discontinued operations within the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2026 and 2025.

Amounts presented in assets and liabilities held for sale, and discontinued operations have been derived from our condensed consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of Gravitas business activities.

Digital Assets

We account for digital assets, which are comprised of CC, as indefinite-lived intangible assets in accordance with ASC 350-60, Intangibles—Goodwill and Other-Crypto Assets. Our digital assets are initially recorded at cost. Subsequently, they are measured at fair value with the gain or loss associated with remeasurement of the digital assets recognized in net income (loss) during each reporting period. Upon disposal of a digital asset (e.g., by sale, exchange or transfer), we derecognize the asset and recognize a realized gain or loss in net income, calculated as the difference between the sale proceeds and the asset’s carrying amount.

The fair value of the digital assets is determined based on the quoted price in its principal market at the time of measurement. We determine its principal market as the market that it has access to and has the greatest volume and level or orderly transactions in accordance with ASC 820, Fair Value Measurement. We track the cost of its digital assets using the first-in-first-out (FIFO) method.

Revenue Recognition

The Company earns CC reward revenue through operating as a Validator and SV on the Canton Network. The Canton Network’s native token, CC, is issued under a burn-and-mint equilibrium model rather than a fixed block-reward schedule. New CC is minted approximately every ten minutes (a “round”) and allocated among three participant classes — SVs, Validators, and application providers — based on protocol-defined formulas. There is no identifiable counterparty that has contracted with the Company, negotiated terms, or agreed to pay consideration in exchange for a distinct good or service provided by the Company to that counterparty. As there is no customer or contract associated with the CC reward revenue, the Company applies the recognition and measurement principles of ASC 606 by analogy. The Company’s obligation is to provide validation/liveness services to the network for a given round. That obligation is satisfied — and the related reward is earned — at the completion of each round, when the Company has performed the requisite activity and the reward coupon becomes claimable/mintable. Rewards are received in CC, a non-cash asset. Under ASC 606-10-32-21 (applied by analogy), non-cash consideration is measured at fair value at the point control is obtained. No further performance obligations exist once a round’s reward is minted; there is no unsatisfied obligation requiring deferral of income into future periods.

The Company provides LAAS to Canton Network SVs and Featured Applications, which are required under CIP 105 and 116 to maintain a qualifying amount of CC identifiably locked. The Company locks its own CC on the customer’s behalf in a segregated wallet at its qualified custodian, retaining legal and beneficial ownership throughout; only the wallet ID, not custody or title, is shared with the Canton Foundation. Because the CC is never transferred to the customer, it continues to be accounted for under the Company’s digital asset policy for the full arrangement term. Each arrangement is a contract with a single customer — the SV or Featured Application — containing one performance obligation: a stand-ready obligation to keep the agreed CC balance locked and verifiable throughout the term. Consistent with ASC 606-10-25-27 through 25-29, this obligation is satisfied over time, as the customer simultaneously receives and consumes the benefit of continuous, verifiable locking. The Company is compensated under one of three structures: (i) a stated daily interest rate on the locked CC balance; (ii) a percentage of the customer’s Canton Network rewards, net of an expense offset in certain cases; or (iii) an equity compensation grant from the customer, earned ratably over a one-year term.

Interest / loan-type arrangements - Daily consideration is a fixed quantity of CC (rate × locked balance) that does not vary once accrued. This is noncash consideration under ASC 606-10-32-21 through 32-24; because the CC quantity itself is fixed, no variable-consideration constraint applies under ASC 606-10-32-11 through 32-13, as any resulting USD variability is attributable solely to the form of consideration (ASC 606-10-32-24). Revenue is recognized daily at fair value using that day’s end-of-day CC/USD reference rate, consistent with the right-to-invoice expedient (ASC 606-10-55-18), regardless of whether the counterparty ultimately settles in CC or USD.

Revenue share arrangements-The Company’s percentage of monthly Canton Network rewards, net of any expense offset, is not fixed or determinable until month-end. Consistent with ASC 606-10-32-11 through 32-13, no interim estimate is recognized; revenue is recognized once, at month-end, in the finalized amount, translated at the month-end reference rate.

Equity compensation arrangement - Consideration is an equity grant measured at estimated fair value at contract inception under ASC 606-10-32-21 through 32-24, with subsequent changes in the equity’s value excluded from the transaction price per ASC 606-10-32-24. Revenue is recognized straight-line over the twelve-month service term, with a corresponding contract asset recognized until the equity is issued.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 31, 2026 (“2025 Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

On July 17, 2026, we completed the sale of Gravitas. As a result of the completion of this transaction, the risks described under “Risks Related to Our Therapeutic Candidates Developments” in the 2025 Annual Report are no longer applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered equity securities during the three months ended June 30, 2026.

Issuer Purchases of Equity Securities

On June 11, 2026, the Company’s Board of Directors approved a share repurchase program (the “2026 Share Repurchase Program”) providing for the repurchase of up to $50 million of the Company’s outstanding shares of common stock. Under the 2026 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through trading plans intended to comply with Rule 10b-18 under the Exchange Act. In connection with the program, on June 12, 2026 the Company entered into a Rule 10b-18 repurchase agreement with Virtu Americas LLC, as broker. The 2026 Share Repurchase Program does not obligate the Company to repurchase any shares of common stock. We have not repurchased any shares of our common stock under the 2026 Share Repurchase during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2026)

4.1	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2026)

10.1	Securities Purchase Agreement, dated as of July 17, 2026, by and between Gravitas Collective Corp. and Canton Strategic Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2026)

10.2	Unsecured Promissory Note (Seller Note), dated July 17, 2026, issued by Gravitas Collective Corp. and Gravitas Life Sciences, LLC to Canton Strategic Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2026)

10.3	Bill of Sale, Assignment and Assumption Agreement, dated July 17, 2026, by and between Gravitas Life Sciences, LLC and Tharimmune SPV1, LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2026)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline XBRL included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTON STRATEGIC HOLDINGS, INC.

Date: August 14, 2026	By:	/s/ Mark Wendland
Mark Wendland
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Jacob Asbury
Jacob Asbury
Chief Financial Officer
(Principal Financial and Accounting Officer)

